Form 10-Q
period 1999-12-31
GENROCO INC
filed 2000-02-15
CIK 849895

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                               FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended             December 31, 1999
                  -----------------------------------------------------------

Commission File Number            1-15397
                       ------------------------------------------------------

                                GENROCO, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                            88-0230309
----------------------------------------------------------------------------
  (State or other jurisdiction of     (IRS Employer Identification Number)
    incorporation or organization)

                  255 Info Highway, Slinger, Wisconsin  53086
----------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (262)  644-8700
----------------------------------------------------------------------------


              (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.


               4,372,517  Shares, Common Stock, $.02 Par Value
------------------------------------------------------------------------------
                               GENROCO, INC.

                                FORM 10-QSB

                    For Quarter Ended December 31, 1999


                                  INDEX


                                                                     Page No.


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Consolidated Condensed Balance Sheets . . . .         3 - 4
                Consolidated Statements of Operations  . . . .            5
                Consolidated Condensed Statements of Cash Flows       6 - 7
                Notes to Unaudited Financial Statements . . .         8 - 9

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .      10 - 12


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities  . . . .. . . . . . . . . .          13

     Signature . . . . . . . . . . . . . .    . . . . . . . . .          13




                         PART I - FINANCIAL INFORMATION
1.  Financial Statements
                                GENROCO, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)

                                 ASSETS
                                              (Unaudited)       (Audited)
                                              -----------       ---------
                                             Dec. 31, 1999    Mar. 31, 1999
                                            --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents.................  $   2,158        $      524
  Receivables, less reserves of $3
    at December 31 and March 31,1999,
    respectively............................        210               904
  Inventories...............................        679               459
  Income taxes receivable...................        221                 0
  Other current assets......................        237               104
                                             ----------        ----------
     Total current assets...................      3,505             1,991

PROPERTY AND EQUIPMENT, at cost
     Building and leasehold improvements....      1,260                11
     Machinery and equipment................        775               577
     Less - Accumulated depreciation
       and amortization.....................        372               264
                                             ----------        ----------
     Net property, plant and equipment . . .      1,663               324
Other noncurrent assets. . . . . . . . . . .         48                28
                                             ----------        ----------
     Total assets. . . . . . . . . . . . . . $    5,216        $    2,343
                                             ==========        ==========


         LIABILITIES AND SHAREHOLDERS' INVESTMENT


CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . . . . . .  $     451        $      145
  Federal and state income taxes . . . . . .          0                48
  Other current liabilities. . . . . . . . .        430               352
                                             ----------        ----------
        Total current liabilities. . . . . .        881               545

LONG-TERM DEBT
  Building mortgage    . . . . . . . . . . .      1,233                 0
  Capital Leases   . . . . . . . . . . . . .        175               105
  Line of credit   . . . . . . . . . . . . .          0               425

  Deferred Income Taxes. . . . . . . . . . .         35                35
                                             ----------        ----------
        Total liabilities. . . . . . . . . .      2,324             1,110

SHAREHOLDERS' INVESTMENT:
  Common Stock, $.02 par value, 5,000,000
    Shares authorized, 4,372,517 issued and
    Outstanding on December 31, 1999 and
    3,847,086 issued and outstanding on
    March 31, 1999  . . . . . .. . . . . . .         87                77
  Additional paid-in capital . . . . . . . .      3,198               918
  Retained earnings. . . . . . . . . . . . .       (393)              238
                                             ----------        ----------
     Total shareholders' investment. . . . .      2,892             1,233
                                             ----------        ----------
     Total liabilities and shareholders'
      investment. .                          $    5,216        $    2,343
                                             ==========        ==========

See accompanying notes.


                                 GENROCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands of Dollars, Except Per Share Data)


                                                             (Unaudited)
                                         -------------------------------------------------
                                            Three Months Ended         Nine Months Ended
                                               December 31,               December 31,
                                         -----------------------     ---------------------
                                             1999         1998         1999         1998
                                          ---------     --------     -------     ---------
     NET SALES  . . . . . . . . . . . .  $     351     $  1,288     $ 2,637     $  3,247

     COST OF GOODS SOLD   . . . . . . .        224          444       1,072        1,278
                                         ---------     --------     -------     ---------
        Gross Profit  . . . . . . . . .        127          844       1,565        1,969

     OPERATING EXPENSES:
       Engineering  . . . . . . . . . .        363          329         910          833
       Selling and administrative . . .        530          484       1,459        1,082
                                          ---------     --------     -------     --------
                                               893          813       2,369        1,915
                                          ---------     --------     -------     ---------
     (Loss)Income  from operations . . .      (766)          31        (804)          54

       Interest expense. . . . . . . . .       (38)         (12)        (55)         (25)
       Interest income . . . . . . . . .         0            3           6           10
       Other non-operating expenses  . .       (10)          (7)         (7)         (10)
                                          ---------     --------     -------     ---------
     (LOSS) INCOME BEFORE TAXES. . . . .      (814)          15        (860)          29

       Benefit (Provision) - Income taxes.     211           (7)         229         (11)
                                          ---------     --------     -------     ---------
     NET (LOSS) INCOME. . . . . . . . .   $   (603)    $      8     $  (631)     $    18
                                          =========    =========    =========    =========
     BASIC (LOSS) EARNINGS PER SHARE  .   $   (.14)    $    .00     $  (.16)     $   .01

                                          =========    =========    =========    =========
     DILUTED (LOSS)EARNINGS
       PER SHARE . . . . . . . . . .      $   (.14)    $    .00     $  (.16)     $   .01
                                          =========    =========    =========    =========
     Average number of
      shares outstanding . . . . . . . .  4,179,717    3,864,075    4,030,313    3,740,529
                                          =========    =========    =========    =========
     Average number of
      shares - Assuming dilution  . . .   4,312,530    3,864,075    4,163,126    3,740,529
                                          =========    =========    =========    =========


  See accompanying notes.


                                GENROCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)

                                                         (Unaudited)
                                                         ----------

                                                  Nine Months Ended Dec. 31,

                                                       1999        1998
                                                    ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income. . . . . . . . . . . . . . . . .$   (631)    $     18
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation, amortization and deferred
       income taxes . . . . . . . . . . . . . . . . .    108           78
     Compensation epense from forgiveness of
       notes receivable from shareholders . . . . . .    253          161
     Change in assets and liabilities:
       Current assets, other than cash. . . . . . . .    340         (156)
       Current liabilities, other than
         notes payable  . . . . . . . . . . . . . . .     13          (71)
                                                    ---------   ---------
Net cash provided by operating activities                 83           30

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment,
    net of retirements. . . . . . . . . . . . . . .   (1,448)         (69)
  Other, net                                             (18)          (7)
                                                    ---------    ---------
     Net cash used in investing activities. . . . .   (1,466)         (76)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt. . . . . . . . . . .    1,592          792
  Principle payments of long-term debt. . . . . . .     (612)        (899)
  Sale (purchase)of common stock:
     Private Placement. . . . . . . . . . . . . . .    2,125            0
     Other. . . . . . . . . . . . . . . . . . . . .      (61)          86
  Advance to ESOP . . . . . . . . . . . . . . . . .      (27)        (185)

     Net cash generated by (used) in
       financing activities . . . . . . . . . . . .    3,017         (206)
                                                    ---------    ---------
  Net increase (decrease) in cash and
    cash equivalents. . . . . . . . . . . . . . . .    1,634         (252)
  Cash and cash equivalents at beginning of period.      524          506
                                                    ---------    ---------
  Cash and cash equivalents at end of period        $  2,158     $    254
                                                    =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                  (Unaudited) December 31,
                                                  ------------------------
                                                       1999        1998
                                                    ---------   ---------
Cash paid during year for:
     Interest                                      $      54    $      25
                                                   =========    =========


     Income taxes                                  $      40    $     179
                                                   =========    =========


See accompanying notes.


                         GENROCO, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999

1.  BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of GENROCO, Inc. and its wholly owned subsidiaries, VideoPropulsion, Inc. and GENROCO International, Inc. (collectively the "Company" or "GENROCO") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended December 31, 1999 may not be indicative of the results for the entire year. It is suggested these statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-SB/A which was filed on October 14, 1999 and became effective on January 11, 1999.


2.  INVENTORIES

Cost of the Company's inventory is  determined using the average cost  first-in,
first-out (FIFO) inventory  valuation method.   The  distribution between  major
classes of inventories is as follows:

                                                      (Unaudited)
                                          March 31, 1999     December 31,1999
                                          --------------     ----------------
           Raw material and work-in
             process                         $  335,528         $   420,521
           Reserve for obsolescence             (46,762)            (74,805)
           Finished goods                       169,842             333,220
                                             ----------         -----------
                                             $  458,608         $   678,936
                                             ==========         ===========

3.  DISTRIBUTION OF SUBSIDIARY

In August of 1999, the Board of Directors of GENROCO began contemplating the spin-off and distribution of the Company's Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. Since that time, the Company has been analyzing the implementation of such a plan.


4.  BUSINESS SEGMENTS

The Company operates two strategic businesses that are reportable segments, namely,the Digital Video Group and the Storage Area Network Group.


                                 (In Thousands of Dollars)
-----------------------------------------------------------------------------
                Digital Video Division        Storage Area Network Division
                ----------------------------  -------------------------------
               Three Months   Nine Months    Three Months      Nine Months
                  Ended          Ended           Ended            Ended
               December 31,   December 31,   December 31,      December 31,
               1999   1998     1999  1998     1999   1998      1999    1998
               ----   ----     ----  ----     ----   ----      ----    ----
Net sales     $  66 $   64    $ 457 $ 278    $ 285 $1,224   $ 2,180 $ 2,969
 (Loss)
   Income
   from
   operations $(110)$ (34)   $  (49)$ (40)  $ (656)$   65   $  (754)$   (94)




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
----------------------

During the Company's third quarter ended December 31, 1999, net sales were $351,000, down 72.7% from net sales of $1,288,000 in the third quarter ended December 31, 1998. For the nine months ended December 31, 1999, net sales were $2,637,000, 18.8% below net sales of $ 3,247,000 for the nine months ended December 31,1998. The reasons for the decline in revenue are primarily related to the fact that sales of the Company's traditional Fibre Channel products have declined faster than increasing sales of new products relating to Storage Area Networks (switches, bridges and related adapter cards) have materialized. The Company continues to make investments in developing these new products. Competitors are offering comparable Fibre Channel products at lower prices and GENROCO has lost sales and market share during the quarter. The lost sales have impacted profitability.

The Company believes that it is generating increasing excitement with its demonstrations of the viability of building platform, operating system, and network independent storage area networks (san). Management believes that the company has positioned itself to make significant contributions to the continuing evolution of san technology and how it can be used in a wide variety of existing and future high performance lan and wan environments. Several large customers are already evaluating the Company's new products in their unique applications. During the next year, the Company expects to show that servers running unix from compaq, sun, ibm, & sgi, as well as a variety linux and windows nt platforms can rapidly and efficiently communicate, interoperate, and access shared storage directly over heterogeneous lans and wans using traditional clustering and san software.

The Company further believes that the storage industry is moving from a client-server model to san implementations where all clients can have direct access to storage without going through an intermediary (the typical fibre channel san can only provide this benefit to local clients with fibre channel enabled hosts). The Company expects that as a result of its technology, it will soon be possible to have gigabit ethernet, oc48, hippi, gsn, and other type network clients access storage in san fashion either locally or remotely. Several large customers are currently evaluating the possibilities of integrating the company's san products into their individual applications.

Operating expenses in the third quarter ended December 31, 1999 increased 9.8% to $893,000 from $813,000 in the same period a year earlier. Expenses during the three months ended December 31, 1999 were favorably impacted by approximately $350,000 due to the fact that selected members of senior management voluntarily reduced their compensation levels for the three month period. Operating expenses for the nine months ended December 31, 1999 totaled $2,369,000, up 23.7% from $1,915,000 for the nine months ended December 31, 1998. The primary reasons for the increase are related to product development and marketing/selling expenses in both periods.

Loss from operations for the Company was $766,000 for the third quarter ended December 31, 1999, compared to income of $31,000 for the third quarter ended December 31, 1998. For the nine months ended December 31, 1999, losses from operations totaled $804,000 compared to income of $ 54,000 from operations in the nine months ended December 31, 1998. Decreased sales of the Company's traditional Fibre Channel products was the primary reason for the reduced income from operations. These factors combined, accounted for the decrease in both gross profit margins and operating income in both the third quarter and nine months ended December 31, 1999.

The Company's results of operations, by business segment, are shown in Note 4 to the accompanying financial statements. Storage Area Network Group sales in third quarter ended December 31, 1999 were 76.7% below the comparable period ended December 31, 1998. Storage Area Network Group sales for the nine months ended December 31, 1999 were 26.6% down from the nine months ended December 31, 1998. The reasons for the lower sales, income from operations, and margins were discussed above. The Digital Video Group sales in the third quarter ended December 31, 1999 equaled sales for the third quarter ended December 31, 1998. Nine month year-to-date Digital Video Group sales for the period ended December 31, 1999 were 64.4% higher than the comparable period ended December 31, 1998. The Digital Video Group experienced losses from operations totaling $110,000 and $34,000 for the third quarter ended December 31, 1999 and December 31, 1998, respectively.

Interest expense in the third quarter ended December 31, 1999 was $ 38,000, 316.7% more than the $12,000 for the three month period ended December 31, 1998. This is primarily due to a new facility mortgage entered into during the third quarter ended December 31, 1999. For the nine months ended December 31, 1999 interest expense has increased 220.0% to $55,000 from $25,000 a year earlier.

The Company's net loss for the third quarter ended December 31, 1999 was $603,000, or $.14 per share, compared to income of $8,000 for the third quarter ended December 31, 1998. Losses for the nine months ended December 31, 1999 were $631,000 or $.16 per share, compared to income of $18,000 or $.01 per share for the nine months ended December 31, 1998. Results were impacted as described above.

Y2K UPDATE
-----------

Through the first month of the year 2000, the Company's operations are fully functioning and have not experienced any significant issues associated with the Year 2000. Our customer-support operations continue to communicate to us that our customers have not reported any consequential Year 2000 incidents. At our facilities, we have not experienced any significant Year 2000-related issues that would affect our ability to manufacture, ship, sell or service our products. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Working capital at December 31, 1999 was $2,624,000, $1,178,000 (181.5%)  higher than $1,446,000 at March 31, 1999. The increase was due to a private placement raising $2,125,000 for 265,625 shares of restricted common stock (at a price of $8.00 per share with attached warrants for 132,813 shares at an exercise price of $12.00 per share).

The Company's current ratio was 3.98:1 at December 31, 1999 compared to 3.65:1 at March 31, 1998.

Cash flow used in operations for the nine months ended December 31, 1999 was $83,000 compared to $30,000 for the nine months ended December 31, 1998. Cash flow declined in the third quarter due to losses incurred related to lower sales.

Outstanding long-term debt at December 31, 1999 includes $1,232,816 borrowed to finance the purchase of the Company's facility in Slinger, Wisconsin.

The Company maintains a $700,000 unsecured long-term revolving credit facility (the "facility") under which all its outstanding borrowings have been made. At december 31, 1999, the Company had $160,000 of available borrowing capacity. The Company believes that the combination of existing cash (including cash generated from the private placement), available borrowing capacity and the company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future. However, in order to increase investment in the development of sales channels and proprietary technology, the Company believes that it will need to consider a public offering or private placement to raise additional funds during fiscal 2001. The company is currently evaluating its options in areas of equity financing.

CAUTIONARY STATEMENT
--------------------

The following is a cautionary statement made under the Private Securities Litigation Reform Act of 1995: With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Actual results may differ materially from those contemplated. Forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt, 3) the success of Management in increasing sales and maintaining or improving the operating margins of its businesses, 4) the availability of or material increases in the costs of select raw materials or parts, and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-SB/A filed with the Securities and Exchange Commission.


                                 PART II

                             OTHER INFORMATION

Item 2.  Change in Securities
         --------------------

In December 1999, the Company raised $2,125,000 by selling 265,625 shares of restricted common stock at $8.00 per share (with attached warrants to purchase 132,813 shares at a $12.00 exercise price) in a private placement to five investors. In January 2000, additional funds of $125,000 were raised via a private placement selling 15,625 shares of restricted common stock at $8.00 per share (with attached warrants to purchase 7,813 shares at a $12.00 exercise price) to two investors.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENROCO, INC.
                               (Registrant)


                    /s/ Carl A. Pick
                    ---------------------------
                    Carl A. Pick
                    Chairman, CEO and Director


                    /s/ Keith E. Brue
                    -----------------------------------------------
                    Keith E. Brue
                    Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)


DATE:  February 14, 2000