Form 10KSB
period 2000-03-31
GENROCO INC
filed 2000-06-19
CIK 849895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   (Mark One)
 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 for the year ended March 31, 2000

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number 1-15397

                                 GENROCO, INC.
                                 -------------
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                  88-0230309
 -------------------------------          -------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

 255 Info Highway, Slinger, Wisconsin                          53086
 ----------------------------------------                -------------------
 (Address of principal executive offices)                     Zip code

                                (262)  644-8700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [__]

  As of March 31, 2000, the Company had 4,362,312 shares outstanding. The aggregate value of the 1,102,000 shares of Common Stock held by non-affiliates of the Company was $15,704,000, based on the closing price of $14.25 per share on March 31, 2000 on the OTC Bulletin Board. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

  The Company's revenue for the fiscal year ended March 31, 2000 is $2,510,336.

  Documents  incorporated by  reference:   Portions  of the  Registrant's  Proxy
  Statement  for   its  2000  Annual   Meeting  of   Stockholders  (the   "Proxy
  Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III in this form 10-KSB Report.

                                TABLE OF CONTENTS

          PART I.......................................................  3
          Item 1.  Description of Business.............................  4
          Item 2.  Description of Properties............................16
          Item 3.  Legal Proceedings................................... 16
          Item 4.  Submission of Matters to a Vote of Security Holders. 16

          PART II...................................................... 17
          Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters......................... 17
          Item 6.  Management's Discussion and Analysis or Plan
                   of Operations....................................... 18
          Item 7.  Financial Statements................................ 23
          Item 8.  Changes in Disagreements With Accountants On
                   Accounting and Financial Matters.................... 35

          PART III..................................................... 36
          Item 9 - Directors, Executive Officers, Promoters and
                   Control Persons: Compliance with
                   Section 16 (a) of the Exchange Act.................. 36
          Item 10. Executive Compensation.............................. 38
          Item 11. Security Ownership of Certain Beneficial Owners
                   and Management...................................... 39
          Item 12. Certain relationships and Related Transactions...... 41

          PART IV...................................................... 42
          Item 13. Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K................................. 42

          SIGNATURES................................................... 44

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although GENROCO, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB. All forward-looking statements included in this document are based on information available to GENROCO on the date hereof. GENROCO assumes no obligation to update any such forward-looking statements.

OVERVIEW OF THE COMPANY

     GENROCO,  Inc.   (the   "Company" or  "GENROCO")  is a  25-year-old, traded
     (OTC BB: "GRCI"), engineering and marketing company that specializes in offering its revolutionary TURBOstorR products that change the way the computer industry integrates storage with traditional networks. The Company provides enabling technology for seamless interoperability of emerging Storage Area  Networks (SANs)  with evolving  Local Area  Networks
     (LANs) and Wide  Area Networks (WANs).  By offering cross-platform  support for its technology, GENROCO is able to deliver unique, extraordinarily high bandwidth, low host overhead products for this market. The Company enjoys a global customer base that includes Compaq, Fujitsu, SGI, Sun, the US Departments of Defense and Energy, CERN, as well as value-added resellers (VARs).

     GENROCO designs, manufactures and sells a range of high-performance network interface cards, gateway/routers, and switches. The Company's products are used in fabrics that connect data storage to superservers and sophisticated workstations. The Company produces:

        1) A Network Gateway/Router that enables equipment using different industry standard hardware networking protocols (Fibre Channel
            (FC),  Gigabit  Ethernet  (GigE),  HIPPI,  Gigabyte  System  Network
            (GSN), and OC-48 to directly interoperate between multiple vendor fabrics (Cisco, Alteon, Extreme, Brocade, Ancor, Essential, etc.) without the use of expensive intermediary servers.

        2) Device drivers to provide higher bandwidth, lower overhead, OS bypass Scheduled Transfer (ST) and SCSI over ST (SST) software networking protocol capabilities in addition to conventional TCP/IP on a wide range of UNIX platforms (Compaq Tru64, Sun Solaris, IBM AIX, SGI Irix, HP HP-UX, Linux, etc.).

        3)  The  low cost  TURBOfibreR Fibre  Channel (FC)  to Gigabit  Ethernet
            (GigE) protocol converter.

        4) The non-blocking, 8 port DataPropulsionTM Enterprise Switch that (when used in conjunction with the Network Gateway/Router) allows data to be transferred between storage devices and client server devices with a total cross sectional bandwidth of 6,400 Megabytes per second (MB/s) -- a typical 16 port FC Switch only offers a total cross sectional bandwidth of approximately 1,600 MB/s.

        5) A multiple terabyte network independent storage array consisting of either RAID boxes or JBOD loops with data transfer speeds in excess of 740 MB/sec.

        6)  PCI GSN, GigE, FC, HIPPI and OC48 Host Bus Adapter (HBA) cards

        7)  Digital Video Broadcast (DVB) HBAs  and associated  software drivers

     HBA's sell for $2,000 to $15,000. Other equipment has sale prices ranging from $25,000 to $500,000 per unit.

     The Company is located at 255 Info Highway in Slinger, Wisconsin (approxi-mately 35 miles northwest of Milwaukee) in a 22,000 square foot facility and currently has 33 employees. The GENROCO's primary focus is the SAN market and this effort currently consumes the majority of the Company's available research and development resources. Over 70% of GENROCO is owned by officers, directors, employees, and the Company's ESOP.

     GENROCO developed its DVB technology as part of a custom engineering project in 1995. DVB became a product line in 1996 and began operating as a sales division in 1998. The Company recently formed VideoPropulsion, Inc. ("VPI") as wholly owned subsidiary to focus on the development and marketing of GENROCO's line of video transport hardware and software. The Company intends to spin-off VPI in the form of a stock dividend to all GENROCO, Inc. shareholders of record as of June 30, 2000. Because of accumulated losses to date, the Company believes that this transaction is a return of capital for income tax purposes and will not be deemed to be taxable income to the recipient. The primary reasons for this strategic move are to put the new organization in a position to focus dedicated resources on the digital video marketplace, pursue alternate selling strategies with a separate management team, and generate shareholder value beyond what it could as an integral part of the Company.

     The Company (initially General Robotics Corporation) has been in business since 1974 and was reorganized under the laws of the State of Wisconsin in 1989 as GENROCO, Inc. The Company's Internet address is www.GENROCO.com.
                                                                  -----------

     During fiscal year 2000, the Company registered its common stock under the Securities Exchange Act of 1934, as amended, by filing a Form 10-SB so that it could qualify to list its common stock on the NASD OTC Electronic Bulletin Board.

OVERVIEW OF THE INDUSTRY CHALLENGES

     LOCAL AREA NETWORKS (LAN) . . .  STORAGE AREA NETWORKS (SAN) . . .WIDE AREA
     ---------------------------------------------------------------------------
     NETWORKS (WAN) . . . NETWORKING APPLICATIONS . . . STORAGE APPLICATIONS   .
     ---------------------------------------------------------------------------
     . . I/O BOTTLE NECKS . . . INTEROPERABILITY ISSUES .  .  . THE GENROCO
     ---------------------------------------------------------------------------
     SOLUTION
     --------

     Local Area Networks (LAN) and Wide Area Networks (WAN) are typically used as message passing applications and the technology of choice, for each, is currently Gigabit Ethernet (GigE) and Asynchronous Transfer Mode (ATM), respectively.

     Storage Area Networks (SAN) consist of arrays of Fibre Channel (FC) disks, which are directly accessible to servers via switches and are used to store and manipulate large amounts of data and are thought of as archival applications

     All data packets (regardless of size) need to have "headers" which tell the routing devices where to send them. I/O bottlenecks and interoperability issues among LANs, SANs and WANs plague the industry because of the wide variety of packet addressing protocols (TCP, IP, MAC, SNAP, Ethernet, ULA, etc.) that have been adopted for networking applications, while incompatible addressing conventions (FC-24, WWN, and Target LUN) are required in storage environments. Since each protocol utilizes completely different header schemes, they cannot be co-mingled without server intervention. Heretofore, in order to get SANs to interoperate with LANs and WANs, servers have needed to be employed as gateways and a SAN's FC data streams needed to be repackaged into TCP/IP messages for LAN and/or WAN clients to be able to store and retrieve information. These technological differences and attunement problems have served to create separate "Storage" and "Networking" markets.

     Given the benefits associated with being able to seamlessly and efficiently connect SANs, LANs, and WANs, GENROCO has devoted its R&D efforts to this area, and has created techniques for such interoperability. The Company's solution to reconciling messaging and storage networks centers around three important pieces of know-how:

       1) Techniques for mapping any hardware network protocol to and from a common backbone (e.g. GSN today; InfiniBand tomorrow),

       2) A method of encapsulating SCSI commands and data within Scheduled Transfer (ST) (or other transport protocol such as SCSI/TCP, SCSI, etc.) datagrams, and

       3) An ability to send these datagrams across any type of network.

     A typical data transfer between a SAN and a LAN or WAN exploits GENROCO technology as follows:

       1) A storage command is issued at the user level in an operating system and passed to the SCSI protocol stack (which normally delivers a SCSI command to the port driver for an FC HBA).

       2) The GENROCO ST software layer intercepts the SCSI command and encapsulates it in an ST message.


       3) The ST message is passed to ANY LAN or WAN port driver (e.g. GigE) and then on to the fabric that device operates on.

       4) At  some  node  of  the  fabric,  a  GENROCO  Network   Gateway/Router
          translates the GigE packets to GSN packets.


       5) Optionally, the GSN packets are routed through a GENROCO Enterprise Switch.

       6) At some point on the GSN backbone (switched or not), another GENROCO Network Gateway/Router translates GSN packets to FC packets while also de-encapsulating the SCSI command and then passes normal SCSI traffic to the FC SAN fabric.

     GENROCO is committed to trying to resolve SAN/LAN/WAN interoperability issues by providing the enabling technology to allow SAN SCSI commands and data the ability to bypass servers and make networked storage directly accessible to LAN and WAN clients. This strategy is designed to allow the Company to become a catalyst for merging these disparate spaces into a single, more robust market, dedicated to better serving the needs of customers. GENROCO plans to use its high speed switch fabric as the foundation for future InfiniBand, Gigabyte Ethernet (10GigE), 2xFC, and OC192 reconciliation.

OVERVIEW OF THE INDUSTRY IN GENERAL
-----------------------------------

    REQUIREMENTS BY THE USER COMMUNITY ARE INCREASING
    -------------------------------------------------

         As data continues to grow significantly in both volume and importance, the ability of businesses to access this data in a fast, reliable and efficient basis throughout the enterprise will become increasingly critical. In recent years, there have been momentous technological advancements in LANs for the transfer of data between the server (which delivers the data) and the client (which receives the data) over the network. The adoption of high-speed vehicles such as Gigabit Ethernet has dramatically increased LAN transmission speeds commercial networks. Improvements have also been made in the ability to share access between multiple servers, increase the number of connected devices on a network, and increase the distance between devices.

         Despite the increased attention and resources which have been devoted to the data storage sector of the industry, the technical capabilities of data storage systems have not kept pace with increasing data management demands and with the advancements in other networking technologies. In the 1980s, the pervasiveness of PCs, workstations and servers required broader connectivity, resulting in the development of LANs and wide area networks (WANs) to support messaging between computer systems. The data used by computers and servers connected to LANs and WANs are typically located on computer storage systems and servers, which store, process and manipulate data. The adoption of high speed messaging technologies increased network transmission speeds by more than 100 times during the 1990s, however, storage-to-server data transmission speeds increased by less than 10 times during this period. This imbalance has created bottlenecks between the local or wide area network and business-critical storage systems. A logical trend has developed to eliminate the need for servers as a means of linking data bases.

    FIBRE CHANNEL TECHNOLOGY MAY OPEN SOME DOORS
    --------------------------------------------

         To address the limitations of traditional server-to-storage connections, Fibre Channel (FC) standards were developed in the early 1990s to facilitate high-performance storage connectivity solutions. FC enables transfers of large blocks of data from one network device to another at speeds up to 100 MB per second (200MB per second in full duplex mode). Double-speed FC is in the process of being deployed.

         FC is capable of supporting a large number of devices while providing transmission reliability, guaranteed delivery, and transmission distances of up to 20 kilometers. These features make FC well suited for transferring data between servers and storage systems, but the lack of TCP/IP standards for FC make it a difficult medium for direct connection to LANs and WANs.

         While FC provides significant advantages, a backbone that can reconcile heterogeneous network and storage traffic in an enterprise offers capabilities above and beyond FC alone. Most importantly, such an environment enables any client to directly access any storage device on a given LAN, WAN, or SAN. In addition, such a backbone provides the ability to economically scale networks to billions of devices and the ability to connect devices that are located anywhere in the world. Specific advantages are summarized in the following table:

                  Attribute                   Backbone                  Fibre Channel                    SCSI
          ------------------------      --------------------          -------------------           ------------------
          Maximum number of
          connections                   Up to 4 billion               Up to 16 million              15

          Maximum bandwidth             1,600 megabytes (MB)          200 megabytes (MB)            80 MB/sec

           Data transmission            Full duplex                   Full duplex or                Half Duplex
                                                                      Half duplex

          Connection distance           10,000 kilometers             10 kilometers                 12 meters
                                          (With OC-48/ Packets
                                          over SONET)

          Functionality                 Storage, Networking,          Storage & Minimal             Storage
                                                                      Networking                    & Clustering

          Protocol support              SCSI, IP, ST, SST,            SCSI, IP, others              SCSI
                                          Others

    LOCAL AREA NETWORKS (LAN) FOR NON-STORAGE APPLICATIONS ARE EVOLVING
    -------------------------------------------------------------------

         The technology of choice for local area networks ("LAN") in non-storage applications has evolved from Ethernet (10 Mb/sec) to Fast Ethernet ( 100 Mb/sec) to Gigabit Ethernet ( 1000 Mb/sec, i.e. 1 Gb/sec) and the Company anticipates that this will soon move on to technologies rated at 10 Gb/sec, such as GSN, OC192, Gigabyte Ethernet, and InfiniBand.

    INDUSTRY GROWTH RATES
    ---------------------

         During the past decade, the volume of business-critical data being captured, created, processed, stored, accessed and manipulated, at all levels of the global business environment, has increased dramatically. This increase has been driven by a number of factors, including increased dependence on data-intensive software applications used to manage research projects and general business situations. These applications include: (i) sophisticated database gathering and retrieval techniques, known as data warehousing and data mining; (ii) image and graphics production and/or distribution applications and
         (iii) data-sharing situations. More recently, the volume of business-critical data has accelerated as organizations have embraced the internet and electronic commerce initiatives. As organizations continue to adopt electronic transactions (with both suppliers and customers) as the norm, the need for access to large volumes of data on a real-time basis will continue to increase. Growth in data storage has also been driven by the continued use of digital media, including voice, video and music, which is being stored and transmitted in electronic form to more efficiently reach a broad group of users.


INDUSTRY CHALLENGES

     As described above, a new challenge for suppliers of networking and storage technology is to provide interoperability between SANs, LANs and WANs, without the use of slow, expensive servers, while protecting, if possible, the enormous investment that has been made in Ethernet and SCSI hardware.

GENROCO's CORE COMPETENCIES

     GENROCO has expertise in the following technologies:

         FIBRE CHANNEL ("FC")
         --------------------

              The Company has a great deal of FC expertise, dating back to 1995 when it released the industry's first PCI FC HBA. Today, GENROCO is a leader in bridging FC to other networks.

          SCHEDULED TRANSFER (ST)
          -----------------------

               ST is a new American National Standards Institute ("ANSI") standard network protocol designed to allow many times higher bandwidth with much lower processing requirements than other current industry standards. ST commences, or "schedules" data transfer, only when it is ready to be received. Further, it allows Direct Memory Access (DMA) into the host system. This allows the sending and receiving processors to operate at the highest possible speed and efficiency by eliminating host overhead requirements. Officers of the Company were participants on the industry committee that adopted the ANSI standard. GENROCO developed the standard for encapsulating SCSI commands and data in ST.

          GIGABYTE SYSTEMS NETWORK (GSN)
          ------------------------------

               GSN is  the  highest bandwidth,  lowest  latency network  in  use today, providing full duplex 800 Megabyte (MB) per second transfers of error-free data. The technology is utilized wherever organizations require timely movement of large amounts of information including scientific and technical computing, digital TV and movie production, transaction processing, video and film archiving, and storage management. This ANSI standard provides for communication between itself and other different technologies including Gigabyte Ethernet, FC, HIPPI, OC-48. GENROCO tops the industry in deployment of GSN products.

         GIGABIT ETHERNET ("GIGE")
         -------------------------

               During Fiscal 1999 and 2000, the Company engaged in joint development projects with CERN, the European Centre for High Energy Physics in Geneva, Switzerland for the purpose of developing network interface cards designed to bridge GigE to other networks.

          HIGH PERFORMANCE PARALLEL INTERFACE (HIPPI)
          -------------------------------------------

               HIPPI is an ANSI communication protocol designed by Los Alamos National Laboratories which was developed to link supercomputers to each other and large storage arrays. In recent years, HIPPI has been overshadowed by GigE and FC technology, however, a considerable number of legacy systems are still in service around the world. The Company possesses the technology and products to seamlessly link HIPPI and evolving networks..

         OC-48TECHNOLOGY/PACKETS OVER SONET
         ----------------------------------

               In order to extend its offerings to include wide area SANs, the Company is currently engaged in a joint development project with CERN for the producing a network router card for this protocol.

THE GENROCO STRATEGY

    The Company's strategy is to focus on developing products to close the technological gaps between the "Storage" and "Networking" worlds by designing and manufacturing interconnect solutions which provide seamless interoperability between SAN's, LAN's and WAN's with the added benefit of lowering host CPU overhead.

    GENROCO initially positioned itself as an engineering and marketing company with a focus on solving complex data transfer problems for many of the major manufacturers of supercomputers and top-end server systems. In the 1970's and 1980's, the Company focused on producing unique or custom controller cards for a number of platform vendors with a focus on Digital Equipment Corporation's (now owned by Compaq) requirements. Experience in these areas led to original equipment manufacturer contracts for its products with Compaq, Tektronix, Fujitsu, Hewlett-Packard, SGI, Sun and others.

    GENROCO is now positioning itself to be a provider of interconnect products that allow customers to deploy SANs based on GigE or OC48 instead of exclusively FC. The early adopters of these solutions are expected to be government research labs, but as the Company hopefully extends software support to Windows and Linux, more mainstream markets are expected to develop.

    During fiscal 2000, the Company developed a family of Switches and Network Gateway/Routers which are designed to resolve interoperability among disparate networks, the number of connections, and bandwidth problems associated with building large SAN systems. The Company anticipates that refinements of these products will eventually eliminate the need to rely on servers to act as intermediary devices while providing seamless cross-fabric support between FC, HIPPI, GigE, and/or OC-48.

    DURING FISCAL 2000, THE COMPANY DEMONSTRATED ITS ABILITY TO LINK FC STORAGE DEVICES TO GIGE SWITCHES, THUS CREATING THE WORLDS FIRST GIGE SAN SYSTEM THAT DOES NOT NEED THE USE OF SERVERS AS INTERPRETIVE DEVICES. WHILE SUCH PRODUCTS HAVE NOT YET BEEN COMMERCIALLY DELIVERED, THE COMPANY'S BUSINESS PLAN CALLS FOR IT TO RELEASE SUCH DEVICES DURING FISCAL 2001.

PRODUCTS

     The Company's product line consists of:

       1) A Network Gateway/Router that enables equipment using different industry standard hardware networking protocols (Fibre Channel (FC), Gigabit Ethernet (GigE), HIPPI, Gigabyte System Network (GSN), and OC-48 to directly interoperate between multiple vendor fabrics (Cisco, Alteon, Extreme, Brocade, Ancor, Essential, etc.) without the use of expensive intermediary servers.

       2) Device drivers to provide higher bandwidth, lower overhead, OS bypass Scheduled Transfer (ST) and SCSI over ST (SST) software networking protocol capabilities in addition to conventional TCP/IP on a wide range of UNIX platforms (Compaq Tru64, Sun Solaris, IBM AIX, SGI Irix, HP HP-UX, Linux, etc.).

       3) The low cost TURBOfibreR Fibre Channel (FC) to Gigabit Ethernet (GigE) protocol converter.

       4) The non-blocking, 8 port DataPropulsionTM Enterprise Switch that (when used in conjunction with the Network Gateway/Router) allows data to be transferred between storage devices and client server devices with a total cross sectional bandwidth of 6,400 Megabytes per second (MB/s) -
          - a typical 16 port FC Switch only offers a total cross sectional bandwidth of approximately 1,600 MB/s.

       5) A multiple terabyte network independent storage array consisting of either RAID boxes or JBOD loops with data transfer speeds in excess of 740 MB/sec.

       6) PCI GSN, GigE, FC, HIPPI and OC48 Host Bus Adapter (HBA) cards

       7) MHz   Digital  Video  Broadcast (DVB)  HBAs  and  associated  software drivers

SALES AND MARKETING

     The Company's current sales and marketing strategy is focused on an indirect sales model executed through original equipment manufacturers
     (OEMs), value added resellers (VARs), and system integrators.

     The Company's OEM customers incorporate the Company's HBA and NIC offerings into their end user products which are installed and field-serviced by the OEM's technical support organizations. The sales cycle in selling to such a customer can vary significantly in terms of its size, length and complexity. This sales process generally involves the combined efforts of the Company's sales, marketing, engineering and management teams and can take from several weeks to more than a year.

     The Company has entered into a distributor agreement with Tokyo Electron, Limited a VAR who now represents the Company throughout Japan with respect to sales of the Company's products in that territory.

     The Company continues to develop its system integrator channels and has embarked on a program to establish several new relationships within this channel.

     While first line customer support is provided by the Company's OEMs and VARs who incorporate the GENROCO's offerings into their proprietary products, second level support is provided to these partners on an as-needed basis.

CUSTOMERS

     The following customers comprise a significant portion of the Company's business:

          CUSTOMER REVENUE AS A PERCENT OF TOTAL REVENUE
          ----------------------------------------------
                                    2000                1999
                                   -----               -----
          Tektronix                 46 %                28 %
          Compaq                    21 %                34 %
          Fujitsu                    5 %                19 %
          SGI                        4 %                 3 %

        The  balance  of  the  business  is  generated  from  approximately   20
        customers.

     The Company purchases its non-critical parts and services from suppliers and distributors. The following suppliers comprise a significant portion of the Company's cost of goods sold.

          SUPPLIER COSTS AS A PERCENT OF TOTAL COST OF GOODS SOLD
          ------------------------------------------------------
                                    2000                1999
                                   -----               -----
          Multek                     16%                 10%
          Insight                    27%                 20%
          Hewlett Packard             7%                 10%
          Wyle                        7%                  4%
          DASH                        4%                  5%
          Arrow                      10%                  0%

     Generally, the Company purchases its critical parts directly from manufacturers. In the event that a manufacturer is unable to supply parts, the Company would then select an alternate supplier, which it believes are generally available. However a select few components are single-source and if unavailable, the Company would be required to redesign the product. Price increases are generally passed along to the customer.

     All circuit board fabrication and circuit board assembly work is out-sourced to high quality suppliers who are ISO 9001 certified and have demonstrated the ability to produce quality products quickly.

     The Company's dependence on a limited number of suppliers and the possible unavailability of some key components may prevent it from being able to produce its products at the level desired by customers. Some of the components the Company uses in its products are available only from a single supplier, or from a limited number of suppliers. These components may occasionally be in short supply or unavailable from a sole source supplier. The following factors could each have a material adverse effect on the Company's ability to obtain components for the Company's products:

      1. Scarce quantities of components
      2. A reduction or interruption in component supply
      3. A disruption of existing supplier relationships
      4. An inability to develop alternative sources
      5. A significant increase in the price of components

     If the Company is unable to purchase components on a timely basis, it may not be able to produce its products. In addition, the Company's distributors are beginning to provide allocation schedule information, designed to promote forward planning and purchase commitments, which in itself constitutes a business risk beyond the control of the Company.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development expenses for 2000 were $1,109,000 compared to $927,000 in 1999 or 44.2% and 21.9% of net sales for 2000 and 1999, respectively. Provided there is adequate working capital, the Company expects to bring additional equity capital into the company during fiscal 2001 and use these funds to increase levels of research and development spending in 2001 and thereafter. See "Management's Discussion and Analysis."

COMPETITION

     Direct competition for the Company's GSN products is expected to come from Intrusion (Formerly ODS Networks, Inc. who bought Essential Communication, Inc.) and PMR, Inc. for switches, as well as Silicon Graphics, Inc. for the Company's GSN host bus adapters. The Company hopes to deliver first-to-market products with features and performance that exceed those of similar offerings. GENROCO currently provides the industries only multi-protocol switch with operating system support for network independent SANs.

     The Company does not expect near-term competition for any of its bridge/router products. The Company believes its current ability to provide unique product features and robust interconnect solutions provides an advantage over the known competition.

     The Company's product development and marketing efforts are focused on the SAN market, which has only recently begun to develop, but the Company believes is evolving rapidly. Indirect competition for the Company's products comes from existing FC solutions that are already in the marketplace and offer satisfactory results. GENROCO's growth and profitability will be limited if SAN technology does not become widely accepted. The Company's success also depends in part upon market accep-tance of its switching solutions in conjunction with the use of GigE and FC fabrics. Because this technology is new, it is difficult to predict its potential size or future growth rate. If the market does not accept the use of switches, bridges and routers, the Company's business could be adversely affected. There can be no assurances of the success of this strategy.

     The Company's existing products are sujbect to extensive competition and are becoming commodity products. The Company is striving to develop new products, as described herein.

INTELLECTUAL PROPERTY

     The Company has two U.S. patent # 5,420,984 (covering peripheral controllers and methods for rapid task switching and memory caching) which was issued on May 30, 1995 and U.S. patent # 6,026,032 (covering high speed data buffers using virtual first-in first-out registers) which was issued in February, 2000.

     The Company is in the process of applying for other patents covering buffer memory with parallel data and transfer instruction buffering. In addition, the Company has applied for additional patents relative to the digital video product lines, all of which will be available for use by VideoPropulsion, Inc. a wholly owned subsidiary.

     The Company has sought to register the following trademarks:  (1)  GENROCO,
     (2) SOLSTOR, (3) TURBOfibre, and (4) TURBOstor. Any use of the marks by others on U.S. products in other classes may cause dilution of the mark and the goodwill the Company has created in the mark.

EMPLOYEES

     As of March 31, 2000, the Company had 25 full-time employees, 6 of which were assigned full time to VideoPropulsion, Inc ( a wholly owned subsidiary being positioned to be spun off in the form of a dividend to all shareholders of record as of June 30, 2000). None of the Company's employees are represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced work stoppages, and it believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal administrative, sales and marketing, customer support and research and development facilities are located in a single office building in Slinger, Wisconsin and it currently occupies approximately 18,000 square feet of space in the Slinger facility, which the Company owns.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company. Currently there are no litigation claims open.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been quoted on the NASD OTC market since 1995, with the exception of the period between December 1, 1999 to March 14, 2000 during which time the Company's common was quoted on the NASD Electronic Bulletin Board. This break was related to the timing of filing an effective registration statement for the purpose of qualifying as a reporting company in accordance with Section 12(g) of the Securities Exchange Act of 1934.

                                                    Quarterly Stock Prices
                                                              Bid
                                                    ----------   ----------
                                                      High           Low
                                                     ------         ------

          Quarter of 1999:
                 June 30,  1998                      $2.238         $1.672
                 September 30, 1998                   3.000          1.828
                 December 31, 1998                    2.250          1.672
                 March 31, 1999                       2.328          1.672

          Quarter of 2000
                 June 30,  1999                       2.171          1.672
                 September 30, 1999                  11.000          1.672
                 December 31, 1999                   14.000          7.625
                 March 31, 2000                      17.000          8.000

          Source:  Dow Jones News Retrieval Service (Invest-text database)

     These quotations represent bid prices without retail markup, markdown, or commission, and may not reflect actual transactions.

     As of March 31, 2000, there were approximately 170 shareholders of record of the Company's common stock.

     The Company has not paid any cash dividends for the two years ended March 31, 2000 and has no intention to pay a cash dividend in the future. The Company does intend to pay a stock dividend during the first quarter of the fiscal year ended March 31, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Consolidated Statements of Operations
For the Years Ended March 31, 2000 and 1999

                                                       2000            1999
                                                    ----------      ----------
Net Sales                                           $2,510,336      $4,238,025

Cost of Goods Sold                                   1,299,495       1,729,214
                                                    ----------      ----------
     Gross Profit                                    1,210,841       2,508,811

Operating Expenses:
   Research and Development                          1,108,682         926,589
   Selling                                             951,279         784,029
   Customer Service                                     69,492          47,265
   General and Administrative                          815,532         601,569
                                                    ----------      ----------
     Total Operating Expenses                        2,944,985       2,359,452
                                                    ----------      ----------
     (Loss) Income from Operations                  (1,734,144)        149,359

Other Expense                                          (86,631)        (35,456)
                                                    ----------      ----------
     (Loss) Income from Continuing Operations
       Before Income Taxes                          (1,820,775)        113,903

Income Tax (Benefit) Provision                        (219,000)         28,000
                                                    ----------      ----------
     Net (Loss) Income from Continuing Operations   (1,601,776)         85,903
                                                    ----------      ----------
Loss from Discontinued Operations (Less Applicable
  Tax Provision of $0)                                (253,944)        (40,473)
                                                    ----------      ----------
     Net (Loss) Income                             $(1,855,720)        $45,430
                                                   -----------      ----------
                                                   -----------      ----------
Earning Per Share, Basic and Diluted:
   Net (Loss) Income from Continuing Operations          $(.39)           $.02
   Discontinued Operations                                (.06)           (.01)
                                                    ----------      ----------
Net (Loss) Income Per Share                              $(.45)           $.01
                                                    ----------      ----------
                                                    ----------      ----------

OVERVIEW

     During 2000 the Company made significant investments in product development. The majority of the engineering budget for 2000 was dedicated to designing and demonstrating a Gigabyte System Network Storage Array sustaining data transfers in excess of 600 megabytes per second -- eight times the speed of current Fibre Channel disk arrays. During 2001 the Company plans on continuing to invest in technology capable of being used as building blocks for very high performance, ST enabled SANs that will allow GigE and ATM clients to access storage directly, without intermediate servers.

RESULTS OF OPERATION

    YEARS ENDED MARCH 31, 2000 and 1999

     In October, 1999, the Company formed a wholly-owned subsidiary, VideoPropulsion, Inc. ("VPI"). initially contributed $63,000 in assets and liabilities relating to the digital video business to VPI and, in March, 2000, invested an additional $200,000 into the venture. The Board of Directors of the Company has since decided to spin off its digital video business as a separately traded company and will issue one share of VPI stock for each share of GENROCO, Inc. stock outstanding on the scheduled record date of June 30, 2000. Complete details relating to this forthcoming transaction have been set forth in an SEC Form 10-SB filed with the Securities and Exchange commission. The Company's intent is to spin-off VPI to shareholders of record on June 30, 2000.

     The results of operation for VPI are being reported as a discontinued operation, and the net losses of VPI prior to March 31, 2000 are included in the Consolidated Statements of Operations under Loss from Operations of Discontinued Subsidiary. Revenues from such operations were $580,000 and $420,000 for the years ended March 31, 2000 and 1999, respectively. Losses from discontinued operations were $254,000 and $40,000 for the years ended March 31, 2000 and March 31, 1999, respectively.

     Net sales for the continuing operations of the Company for 2000 (Fiscal Year ended March 31, 2000), after giving effect to the spin off, were $2,510,000 compared to $4,328,000 for 1999. The 40.8% decline in revenue in 2000 can be attributed to the Company's deliberate decision to focus its R&D and Marketing resources on the development and deployment of new bridge and switch technologies which have been designed to provide communication protocol conversion technology between Gigabit Ethernet and Fibre Channel. The resulting products have been used to demonstrate the Company's ability to provide seamless interoperability between LAN's, WAN's and SAN's. More specifically, the Company has developed the ability to connect Fibre Channel storage devices to arbitrary networks, without the use of servers and it is this market that the Company has chosen to address in the immediate future. The Company is now trying to develop this product for commercial sales.

     The Company's traditional NIC and HBA products, which have typically been sold to major supercomputer and superserver platform vendors, are fast becoming commodity products. Rather than working on cost reduction of these highly competitive products, the Company chose to focus its efforts to provide technological solutions for integrating storage with traditional networks, which resulted in declined sales for its traditional product lines. Consequently, future sales will likely depend upon the development and acceptance of the new products by the market.

     Cost of goods sold for 2000 was $1,299,000, which declined as a result of the reduced level of sales, compared to $1,729,000 for 1999. This expense, which was comprised of parts and labor associated with production and testing of circuit boards shipped to customers, decreased as sales dropped.

     Gross profit for 2000 was $1,211,000 compared to $2,509,000 for 1999. The resulting gross margin percentages were 48.2%, and 59.2% of net sales for 2000 and 1999, respectively. The decline in 2000 was due to a change in product mix, together with reduced sales volume over which to spread fixed production costs.

     Research and development expenses for 2000 were $1,109,000 compared to $927,000 in 1999 or 44.2% and 21.9% of net sales for 2000 and 1999, respectively.

     Selling, marketing, customer service and general and administrative expenses for 2000 were $1,836,000 compared to $1,433,000 in 1999 or 73.2%
     and 33.8% of net sales for 2000 and 1999, respectively. The increases are primarily associated with additional personnel costs related to the areas of sales and marketing. The increase in expenses, as a percentage of revenue, is due to the lower net sales.

     Loss from continuing operations in 2000 was $1,602,000 or $.39 per share compared to income from continuing operations of $86,000 or $.02 per share in 1999. The changes in earnings are the direct result of lower sales and increased corporate overhead and research expense.

     Loss from discontinued operations in 2000 was $254,000 compared to loss of $40,000 in 1999.

     The Company's provision for income tax refunds totaled $219,000 in 2000 versus a provision for income tax expense of $28,000 in 1999. The effective tax rate in 2000, and 1999 was 10.6% and 38.1% respectively, versus the combined State and Federal effective statutory rate of 39.2%. Net operating loss carry-forwards available for future use totaled approximately $950,000 as of March 31, 2000.

     Net loss, including discontinued operations, for 2000 was $1,856,000 or $.45 per share, compared to net income of $45,000 or $.01 per share in 1999.

    LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at March 31, 2000 was $842,000, an increase from $524,000 at March 31, 1999. During 2000, net cash used in operating activities was $1,039,000 versus net cash provided by operations of $161,000 for 1999.

     Stockholders' equity increased by approximately $622,000 or 53.6% to $1,895,000 at March 31, 2000 from $1,233,000 at March 31, 1999. The increase is primarily the result of selling 281,250 shares of common stock to accredited investors, in a private placement of stock, for net proceeds to the Company of $2,215,000, as noted above, less net losses of $1,856,000 for the year. GENROCO's ratio of current assets to current liabilities (current ratio) declined to 2.2 to 1 at March 31, 2000 versus 3.71 to 1 at March 31, 1999.

     At March 31, 2000 the Company had no outstanding bank debt, but did have a revolving line of credit with a bank of up to $700,000 based on eligible accounts receivable versus an amount of $500,000 on March 31, 1999. Funds borrowed under this agreement bear interest at the rate of LIBOR plus 2.50% (approximately 8.7% at March 31, 2000). This agreement terminates on July 31, 2001 and has restrictive covenants including an obligation to maintain tangible net worth in excess of $1,500,000 at March 31, 2000. The Company was in compliance with the restrictive covenants as of March 31, 2000. Amounts borrowed at March 31, 2000 and March 31, 1999 were zero and $425,000, respectively.

     Expenditures for property and equipment during 2000 and 1999 were $1,548,000 and $87,000, respectively. Of the $1,548,000 for 2000,
     $1,310,000 can be attributed to the purchase of the Company's facility, 100% of which was financed.

     In fiscal 2000, the Company acquired the previously leased 22,000 square foot single story brick facility. The Company entered into loan agreements with a bank and the former property owner. Each agreement contains a mortgage lien against the building. The primary debt agreement with M&I Bank is a mortgage of $1,110,000, bearing interest at an annual rate of
     8.5%, being amortized over 20 years, with a balloon payment of approximately $823,000 due in 2006. The secondary debt agreement, with the former property owner of $200,000, bears annual interest at 9.0% and is being repaid in accordance to a 20 year amortization schedule, with a balloon payment of approximately $153,000 due in April 2001.

     The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund current plans beyond the second quarter of fiscal 2001 unless it is able to raise additional capital.

     The Company is engaged in efforts to raise additional working the next few months. The Company is also discussing long-term financing arrangements with institutional investors and venture capital companies in an effort to do an equity offering during fiscal 2001. These discussions are in the preliminary phase, and the Company has no firm commitments from any potential investor to invest additional capital in the Company. There can be no assurances that additional capital will be raised, either through a private placement or by other means. In the event that the Company is not successful in its efforts to raise additional working capital, as contemplated above, it will be forced to cut back on general overhead and product development expenses, which will serve to delay the release of new products.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Contracts with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the company invests in money market funds, in U.S government obligations and other investment grade securities, which experience minimal volatility. Thus, the exposure to market risk is not significant.

ITEM 7.  FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of GENROCO, Inc.:

We have audited the accompanying consolidated balance sheet of GENROCO, Inc. (a Wisconsin corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GENROCO, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
May 2, 2000
(execpt with respect to Note 14 as to which the date is June 15, 2000)

GENROCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
As of March 31, 2000

                                                                             Liabilities and
         Assets                        2000           1999               Stockholders' Investment            2000           1999
         ------                      --------       --------             ------------------------          --------       --------

Current Assets:                                                       Current Liabilities:
  Cash and Cash Equivalents          $842,104       $524,359            Accounts Payable                   $412,679       $145,823
  Accounts Receivable, Net
    of Allowance of  $3,000           274,677        805,501            Income Taxes Payable                      -         48,373
                                                                        Current Portion of Long-
  Accounts Receivable from                                                Term Debt                         352,980         98,264
    VideoPropulsion, Inc.              72,604              -            Accrued Payroll and
  Inventories                         672,934        418,609              Payroll Taxes                     139,651        180,392
  Prepaid Expenses                     87,791         56,504            Other Accrued Liabilities           112,567         48,115
  Employee Advances                    64,868         13,481                                             ----------     ----------
  Income Taxes Receivable             211,127              -                 Total Current Liabilities    1,017,877        520,967
  Net Assets of Discontinued
    Operations                         56,554        113,872          Long-Term Debt:
                                   ----------     ----------            Mortgage Payable                  1,061,377              -
       Total Current Assets         2,282,659      1,932,326            Line of Credit                            -        425,000
                                                                        Capital Leases Payable              158,655        105,080
Plant and Equipment, at Cost:                                                                            ----------     ----------
                                                                             Total Debt                   1,220,032        530,080
  Building                          1,250,000              -
  Building and Leasehold                                              Stockholders' Investment:
    Improvements                       90,419         10,593            Common stock, $.02 Par Value,
  Machinery and Equipment             795,096        577,223              5,000,000 Shares Authorized,
                                   ----------     ----------              4,362,312 and 3,847,086 Shares
                                    2,135,515        587,816              Outstanding at March 31, 2000
                                                                         and 1999, Respectively              87,246         76,941
  Less- Accumulated                                                     Paid-in Capital                   4,624,171      1,586,078
    Depreciation and
    Amortization                      423,265        264,039            Retained (Deficit) Earnings      (1,618,107)       237,613
                                   ----------     ----------            Unearned Compensation            (1,100,225)      (605,379)
                                                                        Advance to ESOP                     (95,336)       (61,883)
       Net Plant and Equipment      1,712,250        323,777                                             ----------     ----------

  Other Assets                        137,749         28,314                 Total Stockholders'
                                   ----------     ----------                   Investment                 1,894,749      1,233,370
                                                                                                         ----------     ----------
       Total Assets                $4,132,658     $2,284,417                 Total Liabilities and
                                   ----------     ----------                  Stockholders' Investment   $4,132,658     $2,284,417
                                   ----------     ----------                                             ----------     ----------
                                                                                                         ----------     ----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

GENROCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended March 31, 2000 and 1999

                                                    2000               1999
                                                 -----------        ----------
Net Sales                                         $2,510,336        $4,238,025
Cost of Goods Sold                                 1,299,495         1,729,214
                                                 -----------        ----------
       Gross Profit                                1,210,841         2,508,811

Operating Expenses:
  Research and Development                         1,108,682           926,589
  Selling                                            951,279           784,029
  Customer Service                                    69,492            47,265
  General and Administrative                         815,532           601,569
                                                 -----------        ----------
       Total Operating Expenses                    2,944,985         2,359,452
                                                 -----------        ----------
       (Loss) Income from Operations              (1,734,144)          149,359

Other Expense                                        (86,631)          (35,456)
                                                 -----------        ----------
       (Loss) Income from Continuing
         Operations Before Income Taxes           (1,820,775)          113,903

Income Tax (Benefit) Provision                      (219,000)           28,000
                                                 -----------        ----------
       Net (Loss) Income from
         Continuing Operations                    (1,601,776)           85,903
                                                 -----------        ----------
Loss from Discontinued Operations (Less
  Applicable Tax Provision of $0)                   (253,944)          (40,473)
                                                 -----------        ----------
       Net (Loss) Income                         $(1,855,720)          $45,430
                                                 -----------        ----------
                                                 -----------        ----------
Earning Per Share, Basic and Diluted:
  Net (Loss) Income from Continuing Operations        $(.39)              $.02
  Discontinued Operations                              (.06)              (.01)
                                                 -----------        ----------
Net (Loss) Income Per Share                           $(.45)              $.01
                                                 -----------        ----------
                                                 -----------        ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

GENROCO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Investment
For the Years Ended March 31, 2000 and 1999

                                     Common Stock                            Retained                                     Total
                               ------------------------       Paid-in        Earnings      Unearned        Advance    Stockholders'
                                Shares          Amount        Capital       (Deficit)    Compensation      to ESOP        Equity
                               --------        --------       --------      ---------    ------------      --------   -------------
Balance, March 31, 1998        3,482,820        $69,656     $  943,779    $   192,183     $ (154,008)      $      -     $1,005,173

   Net Income                          -              -              -         45,430              -              -         45,430
   Retirement of
     Purchased Shares             (9,000)          (180)       (13,257)             -              -              -        (13,437)
   Unearned Compensation         364,500          7,290        679,185              -       (686,475)             -              -
   Stock Grants to Employees      17,766            355         36,065              -              -              -         36,420
   Cancellation--Shares
     Previously Issued
     to Employees                 (9,000)          (180)       (13,257)             -         10,500              -         (2,937)
   Amortization of
     Unearned Compensation             -              -              -              -        221,667              -        221,667
   Advance to ESOP                     -              -              -              -              -        (58,946)       (58,946)
                               ---------        -------     ----------    -----------    -----------       --------     ----------
Balances, March 31, 1999       3,847,086         76,941      1,586,078        237,613       (608,316)       (58,946)     1,233,370

   Net Loss                            -              -              -     (1,855,720)             -              -     (1,855,720)
   Retirement of
     Purchased Shares            (12,894)          (258)       (22,206)             -              -              -        (22,464)
   Sale of Stock                 281,250          5,625      2,209,541              -              -              -      2,215,166
   Unearned Compensation         339,870          6,798      1,005,282              -     (1,012,080)             -              -
   Stock Grants to Employees         400              8          4,092              -              -              -          4,100
   Cancellation-Shares
     Previously Issued
     to Employees                (93,400)        (1,868)      (158,616)             -        160,484              -              -
   Amortization of
     Unearned Compensation             -              -              -              -        356,750              -        356,750
   Advance to ESOP                     -              -              -              -              -        (36,453)       (36,453)
                               ---------        -------     ----------    -----------    -----------       --------     ----------
Balance, March 31, 2000        4,362,312        $87,246     $4,624,171    $(1,618,107)   $(1,103,162)      $(95,399)    $1,894,749
                               ---------        -------     ----------    -----------    -----------       --------     ----------
                               ---------        -------     ----------    -----------    -----------       --------     ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

GENROCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2000 and 1999

                                                        2000           1999
                                                    -----------    -----------
Cash Flows from Operating Activities:
   Net (Loss) Income                                $(1,855,720)       $45,430
   Adjustments to Reconcile Net Income to
     Net Cash from Operating Activities-
       Depreciation and Amortization                    161,002        109,888
       Amortization of Unearned Compensation            356,750        221,667
       Loss from Discontinued Operations                253,944         40,473
       Change in-
           Accounts Receivable                          458,220       (314,608)
           Inventories                                 (254,325)       241,907
           Prepaid Expenses and Employee Advances      (293,801)         5,290
           Other Assets                                (111,211)       (19,266)
           Accounts Payable                             267,356       (109,221)
           Accrued Liabilities                          (21,062)       (60,441)
                                                    -----------    -----------
               Net Cash (Used In) Provided by
                 Operating Activities                (1,038,847)       161,119
                                                    -----------    -----------
Cash Flows from Investing Activities:
   Purchase of Plant and Equipment                   (1,547,699)       (87,421)
   Investment in Subsidiary                            (200,000)             -
                                                    -----------    -----------
               Net Cash Used in
                 Investing Activities                (1,747,699)       (87,421)
                                                    -----------    -----------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                       1,649,634      1,397,690
   Principal Payments of Long-Term Debt                (704,966)    (1,297,430)
   Issuance of Common Stock                           2,215,166         36,420
   Purchase of Common Stock                             (22,464)       (16,374)
   Advance to ESOP                                      (36,453)       (58,946)
                                                    -----------    -----------
               Net Cash Provided by
                 Financing Activities                 3,100,917         61,360
                                                    -----------    -----------

Cash Provided by (Used in) Discontinued Operations        3,374       (116,885)
                                                    -----------    -----------
Net Increase in Cash and Cash Equivalents               317,745         18,173
Cash and Cash Equivalents, Beginning of Year            524,359        506,186
                                                    -----------    -----------
Cash and Cash Equivalents, End of Year                 $842,104       $524,359
                                                    -----------    -----------
                                                    -----------    -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

GENROCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000 and 1999

(1)  Description of the Company-
     --------------------------

     GENROCO, Inc. and subsidiaries (the "Company") is a Wisconsin corporation. The Company is engaged in the design, manufacture and service of computer components to customers who are engaged in the production and sale of high performance computers and workstations as well as providing engineering and design services to customers on a worldwide basis. These services include complex software and engineering designs for applications specific products requiring very high data transfer rates (in excess of 80 MB per second).

(2)  Spin-off of Video Propulsion, Inc.-
     ----------------------------------

     In March 2000, the Board of Directors of the Company approved spinning off its digital video business as a separately traded public company. The digital video business is considered to be in the development stage. On October 4, 1999, the Company formed a wholly-owned subsidiary, Video Propulsion, Inc. ("VPI") and transferred all of the assets and liabilities of the digital video business to VPI. One share of VPI stock will be issued for each share of GENROCO, Inc. stock outstanding on the spin-off date. The Company's intent is to spin-off VPI on or before June 30, 2000.

     The operating results of VPI are included in the Consolidated Statements of Operations under Loss from Discontinued Operations. Revenues from the digital video business were $580,259 and $419,968 for the years ended March 31, 2000 and 1999, respectively.

     In January 2000, the Company loaned VPI $200,000. The note bears interest at 9.5% and is payable on December 31, 2000. On March 31, 2000, the entire balance of this note was forgiven and converted to equity in VPI.

(3)  Going Concern-
     -------------

     The Company continues to generate negative cash flows from operations. Current forecasts indicate that the Company may be unable to fund operations beyond the second quarter of fiscal 2001 unless it is able to raise additional capital. In addition, the Company has committed to fund VPI's operations through December 31, 2000. The Company is engaged in ongoing efforts to raise an additional $2,500,000 in private placement equity during the first quarter of fiscal 2001. The Company is also discussing long-term financing arrangements with institutional investors and venture capital companies in an effort to do a secondary equity offering for amount in excess of $20,000,000 during fiscal 2001. These discussions are in the preliminary phase, and the Company has no firm commitments from any potential investor to invest additional capital in the Company. There can be no assurances that additional capital will be raised either through a private placement or other means.

(4)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Revenue Recognition-
          -------------------

          Revenue from product sales is recognized when the products are shipped.

          The Company had two customers that individually accounted for 46% and 21% of net sales in 2000. The Company had three customers that individually accounted for 34%, 28% and 19% of net sales in 1999.

          Exports accounted for approximately 35% of the Company's net sales for both 2000 and 1999. Net sales to Europe (primarily to France) constituted approximately 32% and 34% for 2000 and 1999, respectively.

     (b)  Principles of Consolidation-
          ---------------------------

          The consolidated financial statements include the accounts of GENROCO, Inc. and its wholly owned subsidiaries, GENROCO International, Inc., which serves as the operating entity of the Company, and VPI. All significant intercompany accounts and transactions have been eliminated, unless they relate to the continuing operations of the Company.

     (c)  Cash and Cash Equivalents-
          -------------------------

          Cash equivalents are defined as short-term investments which have an original maturity of three months or less and are readily convertible into cash.

     (d)  Inventories-
          -----------

          Inventories are stated at the lower of average cost or market, determined using the first-in, first-out method. Inventories consist of:

                                                      2000           1999
                                                    --------       --------
          Raw Materials and Work-In-Process         $480,018       $248,768
          Finished Goods                             192,916        169,841
                                                    --------       --------
                                                    $672,934       $418,609
                                                    --------       --------
                                                    --------       --------

     (e)  Plant and Equipment-
          -------------------

          Plant and equipment are stated at cost. The related depreciation and amortization expense has been provided using the straight-line method over the estimated lives of the machinery and equipment (3 to 5 years), building (20 years) and over the shorter of five years or the remaining life of the lease for leasehold improvements. Equipment leases that meet the criteria of capital leases have been capitalized and are being amortized over the lesser of the estimated lives of the machinery and equipment or the term of the lease.

     (f)  Other Assets-
          ------------

          Other assets are composed of the following:

                                                      2000           1999
                                                    --------        -------
          Patents (Net of Accumulated Amortization
            of $6,070 as of March 31, 2000)          $22,419        $13,913
          Cash Surrender Value on Insurance
            Policies (Net of Loans of $0 as of
            March 31, 2000)                          115,330         14,401
                                                    --------        -------
                                                    $137,749        $28,314
                                                    --------        -------
                                                    --------        -------

     (g)  Research and Development Costs-
          ------------------------------

          Research and development costs are expensed as incurred and shown separately as a component of operating expenses on the Consolidated Statements of Operations.

     (h)  Use of Estimates-
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i)  Net Income Per Common Share-
          ---------------------------

          The Company accounts for earnings per share according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for purposes of calculating earnings per share.

          Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is the same as basic earnings per share because there were no common stock equivalents outstanding that were dilutive in 2000 or 1999. Average common shares for computation of basic and diluted earnings per share were 4,119,307 and 3,768,258 in 2000 and 1999, respectively. At March 31, 2000, there were 132,813 warrants outstanding that were anti-dilutive (see Note 13). There were no warrants outstanding at March 31, 1999.

     (j)  Reclassifications-
          -----------------

          Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

(5)  Revolving Credit Agreement-
     --------------------------

     During 1998, the Company entered into a revolving credit agreement with a major bank which allowed the Company to borrow up to $500,000 based on a borrowing base, defined primarily as qualified accounts receivable. This agreement was amended in October 1999 which increased the borrowing base to $700,000. The agreement bears interest at the rate of LIBOR plus 2.50% (approximately 8.70% and 7.72% at March 31, 2000 and 1999, respectively), terminates on July 31, 2001, and has restrictive covenants including an obligation to maintain tangible net worth in excess of $1,500,000 and $1,250,000 for fiscal 2000 and 1999, respectively. The agreement is collateralized by current accounts receivable balances. The balance outstanding was $0 and $425,000 at March 31, 2000 and 1999 respectively. The Company was in compliance with all covenants during both 2000 and 1999.

(6)  Long-Term Debt-
     --------------

     Long-term debt consists of:

                                                     2000            1999
                                                  ----------       --------
     Capital Leases (a)<F1>                         $511,635       $203,344
     Other Long-Term Debt (b)<F2>                  1,061,377              -
     Line of Credit (see Note 5)                           -        425,000
                                                  ----------       --------
                                                   1,573,012        628,344
     Less- Current Maturities                       (352,980)       (98,264)
                                                  ----------       --------
                                                  $1,220,032       $530,080
                                                  ----------       --------
                                                  ----------       --------

     (a)<F1> The capital leases are for machinery and equipment. These leases range from 36 to 84 months and bear interest ranging from 8.4% to 16.52%.

     (b)<F2>   Other long-term debt consists of:

               A mortgage note from Marshall & Ilsley Corporation is secured by the underlying building. The loan is payable in monthly principal and interest installments of $8,758 through September 7, 2006 with the remaining payment of $828,581 due on October 7, 2006. Amounts outstanding bear interest at 8.50%. The principal balance outstanding at March 31, 2000 is $991,993.

               A note from Marshall & Ilsley Corporation to fund building improvements is also secured by the underlying building. The loan is payable in monthly principal and interest installments of $2,290 through September 7, 2004 with the remaining payment of $4,478 due on October 7, 2004. Amounts outstanding bear interest at 8.40%. The principal balance outstanding at March 31, 2000 is $104,855.

               A note from Aldrich Center Partnership is secured by a second mortgage on the underlying building. The loan is payable in monthly installments of $4,150 for a period of 18 months beginning November 7, 1999. The balance of $153,311 is due March 7, 2001. Amounts outstanding bear interest at 9.00%. The principal balance outstanding at March 31, 2000 is $186,556.

     The maturities of long-term debt outstanding as of March 31, 2000 are as follows:

         Fiscal Year                       2000            1999
                                         --------        --------
     2001                                 $352,980        $98,264
     2002                                  159,851        491,921
     2003                                   82,432         26,152
     2004                                   61,534          6,556
     2005 and Thereafter                   916,215          5,451
                                        ----------       --------
                                        $1,573,012       $628,344
                                        ----------       --------
                                        ----------       --------

(7)  Income Taxes-
     ------------

     The Company accounts for income taxes according to provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

     Components of the deferred income taxes as of March 31 are as follows:

                                                 2000           1999
                                               --------       --------
     Current Deferred Tax Asset-
     Warranty Reserve                            $6,000           $975
     Accrued Employee Benefits                    6,000          7,239
     Inventory Adjustments                       95,000         22,651
     Other                                       24,000          1,965
                                              ---------       --------
     Total Current Deferred Tax Asset           131,000         34,000
     Valuation Allowance                       (131,000)             -
                                              ---------       --------
     Net Current Deferred Tax Asset           $       -        $34,000
                                              ---------       --------
                                              ---------       --------

                                                 2001           1999
                                               --------       --------
     Noncurrent Deferred Tax Assets-
        Net Operating Loss Carryforward        $285,000       $      -
        Research and Development Credit
          Carryforward                          369,000              -

     Noncurrent Deferred Tax Liability-
        Property, Plant and Equipment           (46,000)       (34,800)
                                              ---------       --------
               Total Noncurrent Deferred
                 Tax Asset                      608,000        (34,800)

               Valuation Allowance             (608,000)             -
                                              ---------       --------
               Net Noncurrent Deferred
                 Tax Liability                $       -       $(34,800)
                                              ---------       --------
                                              ---------       --------

     The following is a summary of components of the provision for income taxes:

                                                      March 31,
                                                ---------------------
                                                 2000           1999
                                                ------         ------
     Current Provision-
     Federal Tax                               $219,000        $20,400
     State Tax                                        -          6,800
                                               --------        -------
     Current                                    219,000         27,200
     Deferred                                         -            800
                                               --------        -------

     Total Provision                           $219,000        $28,000
                                               --------        -------
                                               --------        -------

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                          March 31,
                                                    ----------------------
                                                     2000            1999
                                                    ------          ------
     Federal Statutory Rate                         (34.0)%         34.0%
     State Income Tax, Net of Federal benefit        (5.2)           5.2
     Deferred Tax Valuation Allowance                29.9              -
     Business Tax Credits and Other                  (1.3)          (1.1)
                                                    -------         -----
     Effective Income Tax Rate                      (10.6)%         38.1%
                                                    -------         -----
                                                    -------         -----

(8)  Supplemental Disclosure of Cash Flow Information-
     ------------------------------------------------

                                                 2000           1999
                                                ------         ------
     Cash Paid During the Year for-
        Interest                                $92,484        $31,646
        Income Taxes                                  -       $174,066

     Noncash items-
        Issuance of Common Stock for Notes
          Receivable from Stockholders         $918,105       $686,475

(9)  Transactions with Related Parties-
     ---------------------------------

     In order to effect the spin-off of VPI (currently a wholly-owned subsidiary), GENROCO and VPI have entered into a series of agreements designed to allow the two businesses to operate on an arms-length basis in the future. These include, but are not limited to:

          O  Facilities Lease Agreement
          O  Transitional Trademark Use and License Agreement
          O  Interim Administrative Services Agreement
          O  Confidentiality and Nondisclosure Agreement

     The Company periodically sells inventory to VPI. The receivable due from VPI at March 31, 2000 and 1999 was $72,604 and $0, respectively.

     The Company periodically makes temporary loans to its officers and employees. During 2000, loans were extended to certain officers of the Company in the amount of $267,000, all of which was repaid prior to March 31, 2000. No loans to officers were made during 1999. The balance of relocation advances made to employees as of March 31, 2000 and 1999 was $64,868 and $0, respectively.

(10) Lease Commitments-
     -----------------

     The Company leased its operating facility located in Slinger, Wisconsin, under an agreement that expired October 31, 1999. At that date, the Company exercised its option to purchase the building. Total rent expense was approximately $62,400 and $109,000 in 2000 and 1999, respectively.

(11) Employee Benefit Plans-
     ----------------------

     The Company has an Employee Stock Ownership Plan and Trust (the "Plan"), covering substantially all domestic employees. The Company's contribution to the Plan is discretionary and is determined annually by the Board. Expense recorded under the Plan was approximately $0 and $131,000 in 2000 and 1999, respectively. The Plan owned 563,512 and 558,600 shares of Company stock as of March 31, 2000 and 1999, respectively.

     The Company did not make a contribution to the Plan in 2000, however, the Company advanced $36,453 to the Plan. The Company funded the 1999 contribution of $131,000, and made an advance to the Plan of $58,946. The 2000 and 1999 advances are included as a component of stockholders' investment on the balance sheet.

     The Company periodically grants shares of its common stock to certain employees and officers. The common stock is granted to a participating employee in exchange for a three-year note from the employee. To the extent the employee remains employed at the Company, the note is forgiven over a three-year period. This amount is recorded as unearned compensation in the Consolidated Statements of Stockholder's investment and is amortized on a straight-line basis as compensation expense over the life of the notes. As of March 31, 2000 and 1999, $1,103,162 and $608,316 of unearned compensation remained as a reduction of stockholders' investment, respectively. Compensation expense related to the stock grants totaled $356,750 and $221,667 in 2000 and 1999, respectively.

     The Company sponsors a 401(k) plan. All Company employees are eligible subject to certain requirements as defined in the plan document. The Company can make discretionary profit sharing contributions to the plan as determined by management. No Company contributions were made during 2000 or 1999.

(12) Stock Options-
     -------------

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (SFAS No. 123). The Company granted executive stock options on March 1, 1997 that vested over three years beginning April 1, 1997. During 1998, these options were cancelled prior to any options being exercised. No compensation cost was recognized for these options pursuant to the fair value method under SFAS No. 123. No options were granted during 2000 or 1999 and no options were outstanding as of March 31, 2000 or 1999, respectively.

(13) Capital Stock-
     -------------

     Preferred stock authorized is 1,000,000 shares. As of March 31, 2000 and 1999, respectively, no preferred stock had been issued. Common stock authorized is 5,000,000 shares. There were 4,362,312 and 3,847,086 shares outstanding as of March 2000 and 1999, respectively.

     On September 20, 1999, the Company executed a three for one stock split. All share and per share data has been adjusted to reflect this split.

     In December 2000, the Company raised $2,125,000 by selling 265,625 shares of restricted common stock at $8.00 per share, with attached warrants to purchase 132,813 shares at $12.00 per share, in a private placement to five investors. In January 2000, additional funds of $125,000 were raised by selling 15,625 shares of restricted common stock at $8.00 per share, with attached warrants to purchase 7,813 shares at $12.00 per share, in a private placement to two investors. The proceeds were recorded as paid-in capital. The warrants expire in three years. As of March 31, 2000, no warrants were exercised.


(14) Subsequent Event-
     ----------------

     On June 15, 2000, the Company increased the number of authorized shares of common stock from 5,000,000 to 25,000,000. In addition, the shares of authorized common stock for VPI was increased to 24,900,000 and 100,000 of preferred stock was also authorized for VPI.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

    Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following is a listing of all directors and executive officers of the Company. An officer remains in office until he or she resigns, dies or a different person is appointed to the office. Directors shall hold office until the next annual shareholders' meeting and until the director's successor has been elected or until his or her resignation, death or removal.

       NAME                      AGE      POSITION
     -----------------------    -----     ------------------------------
       Carl A. Pick               52      Chairman, Chief Executive Officer,
                                          President and Director

       Keith Brue                 62      Executive Vice President, Chief
                                          Financial Officer, Chief Operations
                                          Officer, Secretary and Director

       Eric Peterson              44      Vice President of Engineering

       Joe Nordman                38      Vice President of Research &
                                          Development

       Michael McGowen            46      Chief Scientist

       Don Woelz                  53      Vice President of Sales and Marketing

       Barbara Pick               49      Director

       Chris Good                 49      Director

CARL A. PICK - Chairman, Chief Executive Officer, President and Director. He is responsible for corporate development, marketing strategy, and overall corporate management of the Company. Mr. Pick graduated from Yale University in 1971 with a Bachelor's degree in Computer Engineering. He received a Master's degree in Computer Science from Yale in 1974. He, along with Barbara Pick, his wife, founded General Robotics Corporation ("GRC") in August 1974 and reorganized GRC into GENROCO, Inc. in 1987. Mr. Pick is married to Barbara R. Pick. Mr. Pick is the Chairman the High Speed Networking Forum.

KEITH BRUE - Executive Vice President, Chief Operations Officer, Chief Financial Officer and Secretary since March, 1997. He has been a director of the Company since 1986. He is responsible for manufacturing, materials, logistics, accounting and finance. Mr. Brue received his MBA degree from the University of Chicago and has extensive operations experience with a focus on dealing with mergers, acquisitions and business systems processes. He began his career in public accounting with a predecessor to Ernst & Young LLP and has over 20 years of experience with several different high technology companies, including two which were publicly held and traded on NASDAQ, as the result of Initial Public Offerings.

DON WOELZ - Vice President of Sales and Marketing. He joined GRC in April of 1977 and has held the positions of Sales Engineer, National Sales Manager, General Manager-CAD Systems Division, Vice President of Engineering, and Vice President of Sales. He is responsible for general sales activities as well as technology and market evaluations, trade shows and technology presentations, and marketing communications. Mr. Woelz graduated from Marquette University in 1970 with a degree in Electrical Engineering and conducted his post-graduate studies in Electrical Engineering and Computer Science at the University of Wisconsin - Milwaukee.

ERIC PETERSON - Vice President of Engineering. Mr. Peterson joined the Company in May, 2000. He is responsible for all engineering management activities, including software and hardware development. Mr. Peterson graduated from the University of Wisconsin, Superior in 1974 with a BS in Physics. His engineering management experience including most recently serving as Director of Engineering at Speedring Systems Division of Axsys Technologies.

JOSEPH NORDMAN - Vice President of Research and Development. He joined GRC in February 1985. He is responsible for hardware development and management. Mr. Nordman graduated from the University of Wisconsin in 1984 with a BSEE degree in Electrical Engineering.

MICHAEL MCGOWEN - Chief Scientist. He is responsible for evaluating the features and functions of all relevant products in the market place and preparing product and marketing specifications for the Company's future products. Mr. McGowen graduated from the University of New Mexico in 1988 with a degree in computer science. He was the founder and CEO of Essential Communications, Inc. He joined GENROCO in May of 2000.

BARBARA PICK - Director of GENROCO. Chief Executive Officer and President of VideoPropulsion, Inc. since incorporation on October 1, 1999. She also served as a Vice President of Sales for GENROCO since incorporation in 1974 to September 30, 1999 and DVB Product manager for DVB and President of GENROCO from 1997 to September 30, 1999. Ms. Pick is married to Carl A. Pick.

CHRIS GOOD - Director of GENROCO. Executive Vice President and Chief Technical Officer of VideoPropulsion, Inc. since incorporation on October 1, 1999. He graduated with an honors degree in Mathematics and Physics from King's College, University of London in 1971. He was formerly with ITT, then Compaq Computer Corporation, UK. He also served as Executive Vice President and Chief Technical Officer of GENROCO, Inc. from 1987 to September 30, 1999

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to executives for services rendered during 1999, 1998 and 1997.

                                                                  All Other
    Name and                                                   Compensation
    Principal Position                       Salary ($)       ($) - (1)<F3>
    ----------------------------------       ----------       -------------
    Carl A. Pick, CEO           2000             71,602              61,533
                                1999             95,953               2,838
                                1998            175,208               2,444

    Barbara Pick, President                      71,599              60,798
                                1999             95,953               2,527
                                1998            175,208               2,444

    Chris Good, CTO             2000             76,283              30,636
                                1999             83,678               4,850
                                1998             99,400               4,690

    Keith Brue, CFO / COO       2000             90,485              89,873
                                1999             84,117               7,639
                                1998            107,886               6,552

     (1)<F3> These amounts are related to the value of health and life insurance premiums paid by the Company on behalf of the employee.

DIRECTORS' COMPENSATION

The Company pays director fees to each of its four directors. Directors compensation varies each year, and by individual based on performance of the Company and at the discretion of the board. The following table illustrates the total amount of director fees paid to each director for 2000, 1999 and 1998.

                                  2000           1999           1998
                                 -------        -------        -------
     Carl Pick        (2)        $28,105        $30,795        $37,500
     Barbara Pick                 28,105         30,795         37,500
     Chris Good                    4,240          4,090         12,500
     Keith Brue                    4,000          4.000          2,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                       % of
                                       Position With    Number of   Outstanding
     Name of Beneficial Owner (1)<F4>   The Company      Shares       Shares
     --------------------------------  -------------    ---------   -----------
     Carl A. Pick (Husband of Barbara)  Director, CEO
                                        Chairman        1,021,631      23.4%

     Barbara R. Pick (Wife of Carl)     Director        1,000,004      22.9%

     Chris Good                         Director        315,456         7.2%

     Keith E. Brue                      Director,
                                        Sec./Treas.     201,435         4.6%

     All Directors and Officers as
       a Group (8 persons) (3)<F6>                      2,730,725      62.6%

     GENROCO ESOP  (2)<F5>                              304,069         7.0%

     (1)<F4> The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days.

     (2)<F5> The ESOP owns 563,512 shares of GENROCO stock, 259,443 of which are included in the amounts attributed to Officers and Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the company's common Stock are requirec to report their initial ownership of the Company's common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. Except for one set of Form 4's, which were due on April 10, 2000 but not filed until May 15, 2000, the Company believes that all of these filing requirements were satisfied during the fiscal year ended March 31, 2000 and to the date of this report. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the commission.

Meetings and Committees

The Board of Directors of the Company held a total of six meetings during the fiscal year ended March 31, 2000. During fiscal year ended March 31, 2000, no director attended fewer than 75% of the aggregate of all meetings of the Board. The Company has no standing nominating or audit or compensation committee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In order to effect the spin-off of VideoPropulsion, Inc. (currently a wholly-owned subsidiary), GENROCO, Inc. and VideoPropulsion, Inc. have entered into a series of agreements designed to allow the two businesses to operate on an arms-length basis in the future. These include, but are not limited to:
  O  Facilities Lease Agreement
  O  Transitional Trademark Use and License Agreement
  O  Interim Administrative Services Agreement
  O  Confidentiality and Non Disclosure Agreement

The Company periodically makes temporary loans to its officers and employees. During 2000, loans were extended to certain officers of the Company in the amount of $267,000, all of which was repaid prior to March 31, 2000.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits listed in the following table have been filed as part of this Registration Statement and may be found on the following sequential page numbers.

2.1 Articles of Incorporation of the Company, as amended and restated to date *<F7>

2.2    Articles of Merger*<F7>

2.3    Agreement and Plan of Merger*<F7>

2.4    By-Laws of the Company *<F7>

3.1    Specimen form of the Company's Common Stock Certificate *<F7>

6.1    Building Purchase Agreement *<F7>

6.2    $1,000,000 Mortgage Note- M&I Bank *<F7>

6.3    $110,000 Mortgage Note - M&I Bank *<F7>

6.4    Mortgage - former property owner *<F7>

6.5    Subscription Agreement associated with Private Placement in
       December of 1999.

6.6 Stock Purchase Warrant Agreement associated with Private Placement in December of 1999.

10.1 Form of General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities between VideoPropulsion and the Company

10.2 Form of Contribution Agreement, Plan and Agreement of Reorganization and Distribution between VideoPropulsion and the Company

10.3   Lease between  VideoPropulsion and the Company

10.4 Form of Tax Sharing And Indemnification Agreement by and between VideoPropulsion and the Company

10.5   Form of Transitional Trademark Use and License Agreement

10.6   Interim Administrative Services Agreement

10.7   Form   of  Employee   Benefits   and  Compensation   Agreements   between
       VideoPropulsion and the Company

10.8   Form of Sale and Assumption of Liabilities

10.9  Consent of Arthur Andersen LLP

27.1  Financial Data Schedule - Twelve months ended March 31, 1999

27.2  Financial Data Schedule - Twelve months ended March 31, 2000

*<F7> These items have been incorporated by reference and are included within the previously filed Form 10-SB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       GENROCO, INC.
       (Registrant)

                Name                          Title
            -----------------------------     ------------------------------

                /s/ Carl A. Pick
            -----------------------------
                Carl A. Pick                  Director, Chairman and CEO
                                              (principal executive officer)

                /s/ Keith E. Brue
            -----------------------------
                Keith E. Brue                 Director, Chief Financial Officer
                                              (principal financial officer)

                /s/ Barbara R. Pick
            -----------------------------
                Barbara R. Pick               Director

                /s/ Chris Good
            -----------------------------
                Chris Good                    Director

DATE:  June 19, 2000