Form 10QSB
period 2000-06-30
GENROCO INC
filed 2000-08-14
CIK 849895

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended   June  30, 2000
                    -----------------------------------------------------------

Commission File Number   1-15397
                         ------------------------------------------------------

                                 GENROCO, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    88-0230309
 ------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                  255 Info Highway, Slinger, Wisconsin  53086
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (262)  644-8700
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES -X- NO ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

                9,267,224  Shares, Common Stock, $.02 Par Value
       (After consideration of July 3, 2000 2 for 1 forward stock split)
-------------------------------------------------------------------------------

                                 GENROCO, INC.

                                  FORM 10-QSB

                        For Quarter Ended June 30, 2000

                                     INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Consolidated Condensed Balance Sheet                    3 - 4
                Consolidated Statement of Stockholders' Equity          5 - 6
                Consolidated Statement of Operations                    6 - 7
                Consolidated Condensed Statements of Cash Flows         8 - 9
                Notes to Unaudited Financial Statements                10 - 11

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    11 - 15

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities                                       16

     Signature                                                            16

Exhibit Index
     27.0  Financial Data Schedule - Three Months Ended June 30, 2000

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements
                                 GENROCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS                               (Unaudited)               (Audited)
                                                                         -------------            --------------
                                                                         June 30, 2000            March 31, 2000
                                                                         -------------            --------------
CURRENT ASSETS:
     Cash and Cash Equivalents                                             $  701,212               $  842,104
     Accounts Receivable - Trade, Net of Allowances of
       $3,000 at June 30 and March 31, 2000                                   134,052                  274,677
     Accounts Receivable from VideoPropulsion                                  76,279                   72,604
     Inventories                                                              749,511                  672,934
     Prepaid Expenses                                                         130,247                   87,791
     Employee Advances                                                         35,015                   64,868
     Income Taxes Receivable                                                  211,127                  211,127
     Net Assets of Discontinued Operations                                     47,842                   56,554
                                                                           ----------               ----------
          Total Current Assets                                              2,085,285                2,282,659

PROPERTY AND EQUIPMENT, at cost
          Building                                                          1,250,000                1,250,000
          Building and Leasehold Improvements                                  90,419                   90,419
          Machinery and Equipment                                             855,584                  795,096
                                                                           ----------               ----------
                                                                            2,196,003                2,135,515
          Less - Accumulated Depreciation and Amortization                    478,202                  423,265
                                                                           ----------               ----------
          Net Property, Plant and Equipment                                 1,717,801                1,712,250

Other Assets                                                                  146,938                  137,749
                                                                           ----------               ----------
          Total Assets                                                     $3,950,024               $4,132,658
                                                                           ----------               ----------
                                                                           ----------               ----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts Payable                                                      $  278,838               $  412,679
     Current Portion of Long-Term Debt                                        360,476                  352,980
     Accrued Payroll and Payroll Taxes                                         87,607                  139,651
     Other Accrued Liabilities                                                134,374                  112,567
                                                                           ----------               ----------
          Total current liabilities                                           861,295                1,017,877

LONG-TERM DEBT
     Mortgage Payable                                                       1,046,954                1,061,377
     Payable to Banks                                                         157,000                        0
     Capital Leases Payable                                                   161,670                  158,655
                                                                           ----------               ----------
          Total liabilities                                                 2,226,919                2,237,909

SHAREHOLDERS' INVESTMENT:
     Common Stock, $.02 par value, 10,000,000 shares
       authorized, 9,267,224 issued and outstanding
       on June 30, 2000 and 8,724,624 issued
       and outstanding on March 31, 2000                                      185,345                   87,246
     Additional paid-in capital                                             6,821,752                4,624,171
     Retained Deficit                                                      (2,622,366)              (1,618,107)
     Unearned Compensation                                                 (2,661,626)              (1,100,225)
     Advance to ESOP                                                                0                  (98,336)
                                                                           ----------               ----------
          Total shareholders' investment                                    1,723,105                1,894,749
                                                                           ----------               ----------
          Total liabilities and shareholders' investment                   $3,950,024               $4,132,658
                                                                           ----------               ----------
                                                                           ----------               ----------

See accompanying notes.

                                 GENROCO, INC.
               CONSOLIDATED STATEMENT OF SHOCKHOLDER'S INVESTMENT
                    For the three months ended June 30, 2000

                                              Paid-in        Retained       Unearned       Advance
                                Shares        Capital        Earnings     Compensation     To ESOP         Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Balances,
  March 31, 2000               4,362,312     $4,711,417    $(1,618,107)   $(1,100,225)      $(98,336)    $1,894,749
     Net Loss                                               (1,004,259)                                  (1,004,259)
     Sale of stock:
          To Investors            62,500        500,000                                                     500,000
          To Employees           196,000      1,685,600                    (1,685,600)                            0
     Stock grants                 12,800        110,080                                                     110,080
     Stock Split               4,633,612              0                                                           0
     Earned
       Compensation                                                           124,199                       124,199
     Advance to ESOP                                                                          98,336         98,336
                               ---------     ----------    -----------    -----------       --------    -----------
Balance,
  June 30, 2000                9,267,224     $7,007,097    $(2,622,366)   $(2,661,626)      $      0    $ 1,723,105
                               ---------     ----------    -----------    -----------       --------    -----------
                               ---------     ----------    -----------    -----------       --------    -----------


                                 GENROCO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                       -----------------------
                                                         Three Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------- -----------
NET SALES                                               $ 255,957   $ 938,170

COST OF GOODS SOLD                                        247,629     355,750
                                                      -----------  ----------
   Gross Profit                                             8,328     582,420

OPERATING EXPENSES:
   Engineering                                            432,056     199,265
   Selling and Administrative                             434,833     386,966
                                                      -----------  ----------
                                                          866,889     586,231
                                                      -----------  ----------
Loss from Operations                                     (858,561)     (3,811)

   Interest Expense                                        37,637       8,341
   Interest Income                                          8,022       4,501
   Other Non-Operating Expenses                             7,370       6,502
                                                      -----------  ----------
LOSS BEFORE TAXES                                        (895,546)    (14,153)

   Income Tax Expense                                           0       7,000
                                                      -----------  ----------
NET LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                    (895,546)    (21,153)

   (Loss) / Earnings from Discontinuing Operations
   (Less Applicable Tax provision of $0)                 (108,713)     32,002
                                                      -----------  ----------
   NET (LOSS) INCOME                                  $(1,004,259) $   10,849
                                                      -----------  ----------
                                                      -----------  ----------

BASIC AND FULLY DILUTED (LOSS) EARNINGS PER SHARE     $      (.11) $      .00
                                                      -----------  ----------
                                                      -----------  ----------

Average number of
  shares outstanding                                    8,905,490   7,669,980
                                                      -----------  ----------
                                                      -----------  ----------
Average number of
  shares - Assuming full dilution                       9,249,242   7,668,980
                                                      -----------  ----------
                                                      -----------  ----------

     (After consideration of July 3, 2000 2 for 1 forward stock split)

See accompanying notes.

                                 GENROCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             (Unaudited)
                                                                     ---------------------------
                                                                     Three Months Ended June 30,
                                                                         2000           1999
                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                 $(895,546)    $  (21,153)
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation, amortization and deferred income taxes               55,748         30,436
       Compensation expense from forgiveness of notes receivable
         from shareholders                                               234,279         73,829
       (Loss) Earnings from discontinued operations                     (108,713)        32,002
       Change in assets and liabilities:
           Current assets, other than cash                                59,419        381,633
           Current liabilities, other than notes payable                (167,014)      (134,367)
                                                                       ---------      ---------
               Net cash (used in) provided by operating activities      (821,828)       362,380

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net of retirements        (70,489)      (103,964)
                                                                       ---------      ---------
       Net cash used in investing activities                             (70,489)      (103,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          211,255        116,924
   Principle payments of long-term debt                                  (58,166)      (175,000)
   Issuance of common stock:
       Private placement                                                 500,000              0
   Purchase of Stock                                                           0        (42,464)
   Advance to ESOP                                                        98,336         61,883
                                                                       ---------      ---------
       Net cash provided by (used in) financing activities               751,425        (38,657)
                                                                       ---------      ---------
   Net (decrease) increase in cash and cash equivalents                 (140,892)       219,759
   Cash and cash equivalents at beginning of period                      842,104        524,359
                                                                       ---------      ---------
   Cash and cash equivalents at end of period                          $ 701,212      $ 744,118
                                                                       ---------      ---------
                                                                       ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                    (Unaudited) June 30,
                                                  -----------------------
                                                    2000           1999
                                                  --------        -------
Cash paid during year for:
     Interest                                     $ 37,637        $ 8,341
                                                  --------        -------
                                                  --------        -------

     Income taxes                                 $      0        $     0
                                                  --------        -------
                                                  --------        -------

See accompanying notes.

                                 GENROCO, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements include GENROCO, Inc. and its wholly owned subsidiaries, VideoPropulsion, Inc. and GENROCO International, Inc. (collectively the "Company" or "GENROCO") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The financial results of VideoPropulsion, Inc. for the quarter are included herein as a discontinued operation because it was spun off to its shareholders on July 10, 2000. The historical financial data for GENROCO has been adjusted to reflect the impact of treating VideoPropulsion, Inc. as a discontinued operation.

     The share data in this report has been adjusted to reflect the effect of the 2 for 1 forward stock split distributed on July 13, 2000 to shareholders of record on July 3, 2000.

     Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended June 30, 2000 may not be indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the Company's fiscal year ended March 31, 2000.

2.   INVENTORIES

     Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                                 (Unaudited)      (Audited)
                                                June 30, 2000   March 31, 2000
                                                -------------   --------------

          Raw material and work-in process        $250,978         $480,018
          Finished goods                           498,533          192,916
                                                  --------         --------
                                                  $749,511         $672,934
                                                  --------         --------
                                                  --------         --------

3.   DISTRIBUTION OF SUBSIDIARY

     In August of 1999, the board of directors of GENROCO began contemplating the spin-off and distribution of the Company's Digital Video Broadcast
     (DVB) business as a separate company to be named VideoPropulsion, Inc. The Company executed the distribution on July 10, 2000 by issuing one new share of VideoPropulsion Inc. stock, for each share of Company stock held by GENROCO shareholders of record, as of the close of business on June 30, 2000. The spin-off was recorded as a distribution as of July 10, 2000 and served to reduce retained earnings by approximately $120,000.

4.   STOCK SPLIT

     In July 2000, GENROCO declared a 2 for 1 stock split as of July 3, 2000 with a distribution date of July 13, 2000. As a result, shareholders of record as of July 3, 2000 received 4,633,612 additional shares to bring the total outstanding amount to 9,267,224.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

     In October, 1999, the Company formed a wholly-owned subsidiary, VideoPropulsion, Inc. ("VDOP") and contributed the assets and liabilities relating to the digital video business to VDOP. The company made $300,000 in additional capital contributions to VDOP during the six months ended June 30, 2000.

     On July 10, 2000 the Company spun off its digital video business as a separately traded company and issued one share of VDOP stock for each share of GENROCO, Inc. stock outstanding on the scheduled record date of June 30, 2000. Complete details relating to this transaction have been set forth in the SEC Form 10-SB filed with the Securities and Exchange commission.

     Subsequent to the spin-off, the board of directors of VideoPropulsion Inc. voted to do a 4 for 1 forward split for all VideoPropulsion shareholders of record as of the close of business on July 3, 2000. As a result of this decision, VDOP now has 18,534,448 shares outstanding. VideoPropulsion shares are currently being publicly traded under the stock symbol VDOP.

     The results of operation for VDOP are being reported as a discontinued operation, and the net losses of VDOP for the quarter ended June 30, 2000 are included in the Consolidated Statements of Operations under Loss from Operations of Discontinued Subsidiary. Revenues from such operations were $246,703 and $196,744 for the quarters ended June 30, 2000 and 1999, respectively. Results from discontinued operations were a loss of $108,712 versus a gain of $32,002 for the quarters ended June 30, 2000 and June 30, 1999, respectively.

     Net sales for the continuing operations of the Company for the three months ended June 30, 2000 ("2000"), after giving effect to the spin off, were $255,957 compared to $938,170 for the three months ended June 30, 1999 ("1999"). The 72.7% decline in revenue in 2000 can be attributed to the Company's deliberate decision to focus its R&D and Marketing resources on the development and deployment of new bridge and switch technologies which have been designed to provide communication protocol conversion technology between Gigabit Ethernet and Fibre Channel. The resulting products have been used to demonstrate the Company's ability to provide seamless interoperability between LAN's, WAN's and SAN's. More specifically, the Company has developed the ability to connect Fibre Channel storage devices to arbitrary networks, without the use of servers and it is this market that the Company has chosen to address in the immediate future. The Company has publicly demonstrated the technical feasibility of these products and is now developing them for commercial sales. Work has also commenced on developing the distribution channels necessary to deliver and support the products on a global basis.

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

     Cost of goods sold for the three months ended June 30, 2000 was $247,629, which declined as a result of the reduced level of sales, compared to $355,750 for the three months ended June 30, 1999. This expense, which was comprised of parts and labor associated with production and testing of circuit boards shipped to customers, decreased as sales dropped.

     Gross profit for the three months ended June 30, 2000 was $8,328 compared to $582,420 for the three months ended June 30, 1999. The resulting gross margin percentages were 3.3%, and 62.1% of net sales for 2000 and 1999, respectively. The decline in 2000 was due to a change in product mix, together with reduced sales volume over which to spread fixed production costs.

     Research and development expenses for the three months ended June 30, 2000 were $432,056 compared to $199,265 for the three months ended June 30, 1999 or 168.8% and 21.2% of net sales for 2000 and 1999, respectively. No research and development expense has been capitalized.

     Selling, marketing, customer service and general and administrative expenses for the three months ended June 30, 2000 were $434,833 compared to $386,966 for the three months ended June 31, 1999 or 169.9% and 41.2% of net sales for 2000 and 1999, respectively. The increases are primarily associated with additional personnel costs related to the areas of sales and marketing. The increase in expenses, as a percentage of revenue, is due to the lower net sales.

     Loss from continuing operations for the three months ended June 30, 2000 was $895,547 compared to a loss from continuing operations of $21,153 for the three months ended June 30, 1999. The changes in earnings are the direct result of lower sales and increased corporate overhead and research expenses.

     Loss from discontinued operations for the three months ended June 30, 2000 was $108,712 compared to a gain of $32,002 for the three months ended June 30 1999.

     The Company had no net operating tax loss carry-back available for use during this period. Accordingly, the Company had no benefit for income tax expense for the three months ended June 30, 2000. The Company's provision for income tax expense for the three months ended June 30, 1999 was $7,000. The effective tax rate in 2000, and 1999 was 0% and 39.2% respectively, versus the combined state and federal effective statutory rate of 39.2%. Net operating loss carry-forwards available for future use totaled approximately $1,600,000 as of June 30, 2000.

     Net loss, including discontinued operations, for 2000 was $1,004,259 or $.11 per share, compared to net income of $10,849 or $.00 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at June 30, 2000 was $701,212, a decrease from $842,104 at March 31, 2000. During the three months ended June 30, 2000, net cash used in operating activities was $921,908 (principally due to operating losses of $895,546) versus net cash provided by operations of $362,380 (principally due to a reduction in accounts receivable) for the three months ended June 30, 1999.

     Cash flows from investing activities totaled $70,488 for the three months ended June 30, 2000 versus $103,964 for the three months ended June 30, 1999, all related to additions of capital equipment.

     Cash flows provided by financing activities totaled $751,425 for the three months ended June 30, 2000, principally due to the sale of common stock to a relative of an affiliate in the amount of $500,000. Cash flows used in financing activities totaled $38,657 for the three months ended June 30, 1999.

     Stockholders' equity decreased by $171,644 or 9.1% to $1,723,105 at June 30, 2000 from $1,894,749 at March 31, 1999. The decrease is primarily the result of a net loss from operations totaling $1,004,259 which was offset by the sale of common stock plus the impact of stock purchase transactions between the Company and employees. The details related to this decrease are set forth in the statement of shareholders' investment.

     GENROCO's ratio of current assets to current liabilities (current ratio) was 2.42 to 1 at June 30, 2000 versus 2.24 to 1 at March 31, 2000.

     At June 30, 2000, the Company had $157,000 in outstanding bank debt, relating to a revolving line of credit with a bank of up to $700,000, based on eligible accounts receivable. The Company's borrowing limit, calculated in accordance with the credit agreement as of June 30, 2000, was $157,000. Funds borrowed under this agreement bear interest at the rate of LIBOR plus 2.50% (approximately 8.7% at June 30, 2000). This agreement terminates on July 31, 2001 and has restrictive covenants including an obligation to maintain tangible net worth in excess of $1,500,000 at March 31, 2001. The Company was in compliance with the restrictive covenants as of June 30, 2000.

     The Company continues to generate negative cash flows from operations. Based upon current levels, we believe Compan the Company may be unable to fund current operations beyond the third quarter of fiscal 2001 unless it is able to raise additional capital. The Company is engaged in efforts to raise additional working capital in the form of private placement equity during the next few months. The Company is also discussing long-term financing arrangements with institutional investors and venture capital companies in an effort to possibly do an equity offering during fiscal 2001. These discussions are in the preliminary phase, and the Company has no firm commitments from any potential investor to invest additional capital in the Company. There can be no assurances that additional capital will be raised, either through a private placement or by other means. In the event that the Company is not successful in its efforts to raise additional working capital, as contemplated above, it will be forced to cut back on general overhead and product development expenses, which will serve to delay the release of new products.

CAUTIONARY STATEMENT
--------------------

     With the exception of historical facts, the statements contained in Item 2. of this Form 10-Q may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-Q involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. These factors are not limited to, but certainly include: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-SB/A filed with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION

Item 2.  Change in Securities
         --------------------

During the quarter ended June 30, 2000, the Company raised $500,000 by selling 62,500 shares (pre-split) of restricted common stock at $8.00 per share (with attached warrants to purchase 31,250 shares at a $12.00 exercise price) to one investor in a private placement. The Company believes the offer was exempt from registration due to section rule 701 and 4(2) of the Securities Act of 1933.

During the quarter ended June 30, 2000, the company sold 196,000 shares (pre-split) to employees at a price of $8.60 per share in pursuant to the terms of stock purchase agreements and granted an additional 12,800 shares (pre-split) to employees pursuant to their employment agreements. The Company believes the offer was exempt from a registration due to rule 701 and section 4(2) of the securities act of 1933.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENROCO, INC.
                                  (Registrant)

                              /s/ Carl A. Pick
                              ---------------------------------------
                              Carl A. Pick
                              Chairman, CEO and Director

                              /s/ Keith E. Brue
                              ---------------------------------------
                              Keith E. Brue
                              Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)

DATE:  June 14, 2000