Form 10-Q
period 2000-09-30
GENROCO INC
filed 2000-11-14
CIK 849895

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                        September 30, 2000
--------------------------------------------------------------------------------

Commission File Number                        1-15397
--------------------------------------------------------------------------------

                                 GENROCO, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Wisconsin                                  88-0230309
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

                  255 Info Highway, Slinger, Wisconsin  53086
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (262)  644-8700
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

    9,327,224  Shares, Common Stock, $.02 Par Value as of September 30, 2000
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                 GENROCO, INC.

                                  FORM 10-QSB

                      For Quarter Ended September 30, 2000

                                     INDEX


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Consolidated Condensed Balance Sheets . . . . . . . .    3 - 4
                Consolidated Statement of Stockholders' Investment. .        5
                Consolidated Statements of Operations   . . . . . . .        6
                Consolidated Condensed Statements of Cash Flows . . .    7 - 8
                Notes to Unaudited Financial Statements . . . . . . .    9 -10

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . .   11 -14

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities  . . . .. . . . . . . . . . . . .       15

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

     Data Schedule    . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       GENROCO, INC. and Subsidiaries
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS           (Unaudited)       (Audited)
                                                 -------------      ---------
                                                 September 30,      March 31,
                                                     2000             2000
                                                 -------------      ---------
CURRENT ASSETS:
  Cash and Cash Equivalents  . . . . . . .        $  259,077       $  842,104
  Accounts Receivable - Trade, Net of
    Allowances of $3,000 at September
    30, 2000 and March 31, 2000. . . . . .           561,648          274,677
  Accounts Receivable from
    VideoPropulsion, Inc.  . . . . . . . .           142,715           72,604
  Inventories. . . . . . . . . . . . . . .           767,748          672,934
  Prepaid Expenses . . . . . . . . . . . .           192,669           87,791
  Employee Advances  . . . . . . . . . . .            36,616           64,868
  Income Taxes Receivable  . . . . . . . .                 -          211,127
  Net Assets of Discontinued Operations. .                 -           56,554
                                                  ----------       ----------
     Total Current Assets. . . . . . . . .         1,960,473        2,282,659

PROPERTY AND EQUIPMENT, at cost
     Building  . . . . . . . . . . . . . .         1,250,000        1,250,000
     Building and Leasehold Improvements .            90,419           90,419
     Machinery and Equipment . . . . . . .           864,237          795,096
                                                  ----------       ----------
                                                   2,204,656        2,135,515
     Less - Accumulated Depreciation
       and Amortization. . . . . . . . . .           533,418          423,265
                                                  ----------       ----------
     Net Property, Plant and Equipment . .         1,671,238        1,712,250

Other Assets . . . . . . . . . . . . . . .           154,871          137,749
                                                  ----------       ----------
     Total Assets. . . . . . . . . . . . .        $3,786,582       $4,132,658
                                                  ----------       ----------
                                                  ----------       ----------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                  (Unaudited)        (Audited)
                                                 -------------     -------------
                                                 September 30,       March 31,
                                                     2000              2000
                                                 -------------     -------------
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . . . . . . .    $  228,517        $  412,679
  Current Portion of Long-Term Debt  . . . . .       342,833           352,980
  Accrued Payroll and Payroll Taxes  . . . . .        97,259           139,651
  Notes Payable to Banks   . . . . . . . . . .       389,000                 -
  Other Accrued Liabilities  . . . . . . . . .       183,491           112,567
                                                  ----------        ----------
        Total Current Liabilities. . . . . . .     1,241,100         1,017,877

LONG-TERM DEBT
  Mortgage Payable   . . . . . . . . . . . . .     1,036,454         1,061,377
  Capital Leases Payable . . . . . . . . . . .       130,329           158,655
                                                  ----------        ----------
        Total Liabilities. . . . . . . . . . .     2,407,883         2,237,909

STOCKHOLDERS' INVESTMENT:
  Common Stock, $.02 Par Value, 10,000,000
    Shares Authorized, 9,327,224 Issued and
      Outstanding at September 30, 2000 and
      8,724,624 Issued and Outstanding at
      March 31, 2000 . . . . . . . . . . . . .       185,704           174,492
  Additional Paid-in Capital . . . . . . . . .     6,967,293         4,536,925
  Retained Deficit   . . . . . . . . . . . . .    (3,286,773)       (1,618,107)
  Unearned Compensation    . . . . . . . . . .    (2,467,923)       (1,100,225)
  Advance to ESOP  . . . . . . . . . . . . . .       (19,602)          (98,336)
                                                  ----------        ----------
     Total Stockholders' Investment. . . . . .     1,378,699         1,894,749
                                                  ----------        ----------
     Total liabilities and Stockholders'
       Investment. . . . . . . . . . . . . . .    $3,786,582        $4,132,658
                                                  ----------        ----------
                                                  ----------        ----------
See accompanying notes.

                         GENROCO, INC. and Subsidiaries
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (Unaudited)
                  For the Six Months Ended September 30, 2000

                                                        Capital
                                                       Stock and
                                                       Additional
                                                        Paid-in        Retained       Unearned       Advance
                                          Shares        Capital        Deficit      Compensation     To ESOP         Total
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balances,
  March 31, 2000                         8,724,624     $4,711,417    $(1,618,107)   $(1,100,225)     $ (98,336)    $1,894,749
    Net Loss                                                          (1,611,793)                                  (1,611,793)
    Sale of Stock
      To Investors                         143,000        572,000                                                     572,000
    Unearned
     Compensation                          434,000      1,759,500                    (1,759,500)                            -
    Amortization of
     Unearned
     Compensation                                                                       391,802                       391,802
    Stock Grants                            25,600        110,080                                                     110,080
    Advance to ESOP                                                                                     78,734         78,734
    Spin-off of
     Subsidiary                                                          (56,873)                                     (56,873)
                                         ---------     ----------    -----------    -----------      ---------     ----------
Balance,
  Sept 30, 2000                          9,327,224     $7,152,997    $(3,286,773)   $(2,467,923)     $( 19,602)    $1,378,699
                                         ---------     ----------    -----------    -----------      ---------     ----------
                                         ---------     ----------    -----------    -----------      ---------     ----------

                         GENROCO, INC. and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                   September 30,                 September 30,
                                             -------------------------     -------------------------
                                                 2000           1999           2000           1999
                                             ----------     ----------     ----------     ----------
NET SALES                                     $ 678,045      $ 957,756    $   934,002     $1,896,926
COST OF GOODS SOLD                              348,353        408,378        595,982        764,128
                                              ---------      ---------    -----------      ---------
    Gross Profit                                329,692        549,378        338,020      1,131,798

OPERATING EXPENSES:
    Engineering                                 425,687        203,545        857,743        402,810
    Selling and administrative                  471,199        442,965        906,032        829,931
                                              ---------      ---------    -----------      ---------
                                                896,886        646,510      1,763,775      1,232,741
                                              ---------      ---------    -----------      ---------
LOSS FROM OPERATIONS                           (567,194)      ( 97,132)    (1,425,755)      (100,943)

    Interest expense                             36,217         10,123         73,854         18,464
    Interest income                                 812          2,888          8,834          7,389
    Other non-operating expenses                  8,062         (9,910)        15,432         (3,408)
                                              ---------      ---------    -----------      ---------
    LOSS BEFORE TAXES                          (610,661)       (94,457)    (1,506,207)      (108,610)
     (Provision) Benefit - Income taxes          (5,904)        25,000         (5,904)        18,000
                                              ---------      ---------    -----------      ---------
LOSS FROM CONTINUING OPERATIONS                (616,565)       (69,457)    (1,512,111)       (90,610)

Gain (Loss) from
  Discontinued Operations                         9,031         30,664        (99,682)        62,667
                                              ---------      ---------    -----------      ---------
NET LOSS                                      $(607,534)     $ (38,793)   $(1,611,793)     $ (27,943)
                                              ---------      ---------    -----------      ---------
                                              ---------      ---------    -----------      ---------
BASIC LOSS EARNINGS PER SHARE                 $    (.07)     $     .00      $    (.18)     $     .00
                                              ---------      ---------    -----------      ---------
                                              ---------      ---------    -----------      ---------
DILUTED LOSS
  PER SHARE                                   $    (.07)     $     .00      $    (.17)     $     .00
                                              ---------      ---------    -----------      ---------
                                              ---------      ---------    -----------      ---------
Average number of
  shares outstanding                          9,282,224      7,728,150      9,043,252      7,481,058
                                              ---------      ---------    -----------      ---------
                                              ---------      ---------    -----------      ---------
Average number of
  shares - Assuming full dilution             9,874,901      7,728,150      9,635,930      7,481,058
                                              ---------      ---------    -----------      ---------
                                              ---------      ---------    -----------      ---------

See accompanying notes.

                         GENROCO, INC. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                        2000          1999
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations  . . . . .    $(1,512,111)     $(90,610)
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
     Depreciation, amortization and
       deferred income taxes . . . . . . . . . .        110,153        63,483
     Compensation expense due to forgiveness of
       notes receivable related to sale of stock
       to employees. . . . . . . . . . . . . . .        391,802       154,815
  (Loss) Earnings from discontinued operations .        (99,682)       62,666

Change in assets and liabilities:
       Current assets, other than cash . . . . .       (154,645)     (176,761)
       Receivable from VideoPropulsion, Inc. . .        (70,111)            -
       Current liabilities, other than
         notes payable   . . . . . . . . . . . .       (155,630)      107,620
                                                    -----------     ---------
           Net cash (used in) provided by
             operating activities  . . . . . . .     (1,490,224)      121,213

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment,
    net of retirements . . . . . . . . . . . . .       (69,141)     (178,926)
                                                   -----------     ---------
     Net cash used in investing activities . . .       (69,141)     (178,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease financing and bank debt. .        680,244       783,049
  Principal payments of lease financing
    and bank debt  . . . . . . . . . . . . . . .       (354,640)     (795,806)
  Sale of common stock . . . . . . . . . . . . .        572,000             -
  Purchase of common stock   . . . . . . . . . .              -       (22,464)
  Advance to ESOP  . . . . . . . . . . . . . . .         78,734        61,883
                                                    -----------     ---------
     Net cash provided by financing activities  .       976,338        26,662
                                                    -----------     ---------
  Net decrease in cash and cash equivalents . . .      (583,027)      (31,051)
  Cash and cash equivalents at
    beginning of period . . . . . . . . . . . . .       842,104       524,359
                                                    -----------     ---------
  Cash and cash equivalents at end of period. . .   $   259,077     $ 493,308
                                                    -----------     ---------
                                                    -----------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                     (Unaudited) September 30,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . .       $72,481       $ 18,464
                                                       -------       --------
                                                       -------       --------

     Income taxes. . . . . . . . . . . . . . . .       $     0       $175,036
                                                       -------       --------
                                                       -------       --------

See accompanying notes.

                         GENROCO, INC. and Subsidiaries
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements include the accounts of GENROCO, Inc. and its wholly owned subsidiaries, GENROCO International, Inc. (currently dormant and in the process of liquidation) and VideoPropulsion, Inc., up to July 10, 2000, the effective date of the spin-off, (collectively the "Company" or "GENROCO") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months and six months ended September 30, 2000 may not be indicative of the results for the entire year. It is suggested these statements be read in conjunction with the financial statements and the notes thereto, included in the Company's Form 10-KSB for its fiscal year ended March 31, 2000 which was filed on June 19, 2000.

2.   INVENTORIES

     Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                              (Unaudited)            (Audited)
                                           September 30, 2000     March 31, 2000
                                           ------------------     --------------

        Raw Material and Work-In Process        $495,248             $480,018
        Finished Goods                           272,500              192,916
                                                --------             --------
                                                $767,748             $672,934
                                                --------             --------
                                                --------             --------

3.   DISTRIBUTION OF SUBSIDIARY

     In August 1999, the board of directors of GENROCO began contemplating the spin-off and distribution of the Company's Digital Video Broadcast (DVB) business as a separate company to be named VideoPropulsion, Inc. The Company executed the distribution on July 10, 2000 by issuing one share of VideoPropulsion Inc. stock for each share of Company stock held by GENROCO shareholders of record as of the close of business on June 30, 2000. The spin-off was recorded as a distribution as of July 10, 2000 and served to reduce retained earnings by $56,873.

4.   STOCK SPLIT

     In July 2000, GENROCO declared a 2-for-1 stock split to shareholders of record as of July 3, 2000 with a distribution date of July 13, 2000. As a result, shareholders of record as of July 3, 2000, received 4,633,612 additional shares to bring the total outstanding amount to 9,267,224 on a post-split basis. Subsequent to the split, the Company has issued an additional 60,000 shares to bring the total outstanding amount to 9,327,224 as of September 30, 2000. All financial information has been restated for the split.

5.   EARNINGS PER SHARE

     The impact of discontinued operations on basic and diluted earnings per share as presented in the consolidated condensed statement of operations is not material.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

During GENROCO's second quarter of Fiscal Year 2001 ended September 30, 2000, net sales were $678,000, up 165% from revenues of $256,000 in the previous quarter ended June 30, 2000. Second quarter shipments were down 29.2% from sales of $958,000 in the second quarter last year, ended September 30, 1999. For the first half of the current year, ended September 30, 2000, net sales were $934,000, down 50.8% from $1,897,000 for the six months ended September 30, 1999. The declines in second quarter and first half FY'00 revenue compared to last year's quarterly and six month achievements were primarily due to sales of the Company's traditional Fibre Channel and HIPPI products decreasing faster than sales of new, high speed Gigabyte System Network (GSN) switches and adapter cards manifested. The increase in Q2 revenue compared with Q1 is the result of the Company's ability to begin booking and filling orders for these new offerings.

GENROCO management believes that its new networking products provide higher bandwidth to high performance computer systems than any competitive merchandise on the market today. The Company continues to make investments in developing its hardware and software, some of which is in beta test at partner and client
sites, and some of which has been shipped to customers for revenue.   Management
is of the opinion that emerging technologies such as OC192, 10 Gigabit Ethernet
(10GE), and InfiniBand (IB), will not be ready for significant deployment for several years, and that GENROCO has the opportunity to establish a dominant position in the high speed network market during 2001 with its GSN solutions.

In the near term, the Company expects to provide migration for users of current gigabit per second TCP/IP networks, including HIPPI, ATM, or Ethernet, to newer, faster, gigabyte per second infrastructures, such as GSN. The Company plans to leverage the foundation attained by current sales with future products incorporating the emerging 10GE and IB technologies.

In the longer term, GENROCO is positioning itself to further exploit its industry leading, "viSCSI" technology that allows Fibre Channel (FC) and SCSI storage devices to connect directly to existing IP networks, without the need for expensive, intermediate servers. During past quarter, the Company demonstrated its ability to use its viSCSI hardware and software to run open standard SAN software ("SANergy" from IBM's Tivoli subsidiary), thus creating the worlds first Network Independent SAN. Beta versions of these products have been delivered and it is expected that they will become commercially available within the next six months.

The data management industry is now working to move from the traditional "Client-Server" storage model to Storage Area Network (SAN) implementations where all clients can have direct access to disks and tapes without servers. Currently, SANs are only being implemented via FC, which requires an additional network to buy and support, while being limited to short distances. Management believes that the revolutionary concept, which has come to be known as "iSCSI", will ultimately replace FC SANs as the dominant storage mechanism in the computer world. GENROCO's viSCSI offerings will not only be among the first such solutions to be deployed, but are also ready to be used with next generation IB infrastructure.

The Company has been engaged in a series of worldwide demonstrations of the viability of building platform, operating system, and network independent Storage Area Networks (SAN), the most recent of which was at SC2000 in Dallas the first week of November.

Gross profit in the third quarter ended September 30, 2000 decreased 40.0% to $330,000 from $549,000 in the same period a year earlier. Gross profit for the six months ended September 30, 2000 totaled $338,000, down 70.1% from $1,132,000 in the six months ended September 30, 1999. Decreased sales of the Company's traditional products yielded the reduced gross profit.

Operating expenses in the third quarter ended September 30, 2000 increased 38.9% to $897,000 from $647,000 in the same period a year earlier. Operating expenses for the six months ended September 30, 2000 totaled $1,764,000, up 43.1% from $1,233,000 for the six months ended September 30, 1999. The primary reasons for the increases are due to product development, sales, and marketing expenses in both periods.

Loss from operations for the Company was $567,000 for the second quarter ended September 30, 2000, compared to a loss of $97,000 for the second quarter ended September 30, 1999. For the six months ended September 30, 2000, losses from operations totaled $1,426,000 compared to a loss of $101,000 from operations in the six months ended September 30, 1999. Decreased sales of the Company's traditional products yielded the reduced income from operations. These factors combined, accounted for the decrease in both gross profit margins and operating income in both the second quarter and six months ended September 30, 2000.

Interest expense in the second quarter ended September 30, 2000 was $ 36,000, compared to $10,000 for the three month period ended September 30, 1999.
This is primarily due to a new facility mortgage entered into during the third quarter ended December 31, 1999. For the six months ended September 30, 2000 interest expense has increased to $72,000 from $18,000 a year earlier.

The Company's net loss for the second quarter ended September 30, 1999 was $608,000, or $.07 per share, compared to a loss of $39,000, or $.00 per share,
for the second quarter ended September 30, 1999.   Losses for the six months
ended September 30, 2000 were $1,612,000 or $.18 per share, compared to a loss of $28,000 or $.00 per share for the six months ended September 30, 1999. Results were impacted as described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at September 30, 2000 was $719,000, down 43.2% from $1,265,000 at March 31, 2000. The decrease was largely due the impact of reclassifying $389,000 in bank debt to current status as a result of the bank loan having a termination date of July 31, 2001 and thus repayable within one year.

Cash flow used in operations for the six months ended September 30, 2000 was $1,448,000 compared to cash provided by operations of $121,000 for the six months ended September 30, 1999. Cash flow declined and was negative in the first half of fiscal 2001, due to operational losses incurred related to lower sales.

Outstanding debt at September 30, 2000 includes $1,248,000 borrowed to finance the purchase of the Company's facility in Slinger, Wisconsin.

The Company maintains a $700,000 revolving credit facility. The amount of borrowing availability is determined by eligible accounts receivable. As of September 30, 2000 $389,000 at borrowing is outstanding and the amount of unutilized borrowing capacity is $10,000.

During the six months ended September 30, 2000, the Company raised $500,000 by selling 125,000 shares (adjusted for splits) of restricted common stock at $4.00 per share (with attached warrants to purchase 62,500 shares at a $6.00 exercise price) to one investor in a private placement. The Company also issued 18,000 shares of restricted common stock at $4.00 per share to an investor relations firm in exchange for services. The Company believes that both offers were exempt from registration due to Rule 701 and Section 4(2) of the Securities Act of 1933.

During the six months ended September 30, 2000, the company sold 459,600 shares to employees at an average price of $4.07 per share in pursuant to the terms of stock purchase agreements. The Company believes the offers were exempt from registration due to Rule 701 and Section 4(2) of the Securities Act of 1933.

The Company believes that the combination of current existing cash (including cash generated from the recent private placements), available borrowing capacity and the Company's ability to obtain additional long-term indebtedness will not be adequate to finance the Company's operations for the foreseeable future. As a result, the Company has engaged an investment advisor to assist in the process of raising an additional $1,500,000 in equity capital during the third quarter of fiscal 2001. In addition to this planned round of financing, the Company, in order to increase investment in the development of sales channels and proprietary technology, is considering a secondary public offering or another private placement to raise additional funds during the first half of fiscal 2002.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders.

In addition, the sale of equitable securities could result in the dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the company's common stock.

CAUTIONARY STATEMENT
--------------------

     With the exception of historical facts, the statements contained in Item 2 of this Form 10-QSB may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-QSB involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. These factors are not limited to, but certainly include: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

Item 2 - Change in Securities
         --------------------

During the six months ended September 30, 2000, the Company raised $500,000 by selling 125,000 shares (adjusted for splits) of restricted common stock at $4.00 per share (with attached warrants to purchase 62,500 shares at a $6.00 exercise price) to one investor in a private placement. The Company also issued 18,000 shares of restricted common stock at $4.00 per share to an investor relations firm in exchange for services. The Company believes that both offers were exempt from registration due to Rule 701 and Section 4(2) of the Securities Act of 1933.

During the six months ended September 30, 2000, the company sold 459,600 shares to employees at an average price of $4.07 per share in pursuant to the terms of stock purchase agreements. The Company believes the offers were exempt from registration due to Rule 701 and Section 4(2) of the Securities Act of 1933.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GENROCO, INC.
                               (Registrant)


                         /s/ Carl A. Pick
                         ----------------------------------
                         Carl A. Pick
                         Chairman, CEO and Director

                         /s/ Keith E. Brue
                         ----------------------------------
                         Keith E. Brue
                         Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)

DATE:  November 14, 2000