Form 10-Q
period 2000-12-31
GENROCO INC
filed 2001-02-20
CIK 849895

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended December 31, 2000
--------------------------------------------------------------------------------

                         Commission File Number 1-15397
--------------------------------------------------------------------------------

                                 GENROCO, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Wisconsin                                 88-0230309
-------------------------------        -----------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                  255 Info Highway, Slinger, Wisconsin  53086
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (262)  644-8700
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

     9,327,224  Shares, Common Stock, $.02 Par Value as of January 31, 2001
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

                                 GENROCO, INC.

                                  FORM 10-QSB

                      For Quarter Ended December 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                Consolidated Condensed Balance Sheets . . . . . . . . .   3 - 4
                Consolidated Statement of Stockholders' Investment  . .       5
                Consolidated Statements of Operations   . . . . . . . .       6
                Consolidated Condensed Statements of Cash Flows . . . .   7 - 8
                Notes to Unaudited Financial Statements . . . . . . . .   9 -10

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . .  11 -14

PART II - OTHER INFORMATION

     Item 1 - Litigiation . . . . . . . . . . . . . . . . . . . . . . .     15
     Item 2 - Changes in Securities  . . . .. . . . . . . . . . . . . .     15
     Item 4 - Meetings of Shareholders and Board of Directors . . . . .     15
     Item 5 - Other . . . . . . . . . . . . . . . . . . . . . . . . . .     15
     Item 6 - Exhibits  . . . . . . . . . . . . . . . . . . . . . . . .     16

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       GENROCO, INC. and Subsidiaries
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                (In Thousands of Dollars, Except Share Data)

                       ASSETS                       (Unaudited)      (Audited)
                                                    ------------    ------------
                                                    December 31,      March 31,
                                                        2000            2000
                                                    ------------    ------------
CURRENT ASSETS:
  Cash and Cash Equivalents  . . . . . . . . . . .     $   46          $  842
  Accounts Receivable - Trade, Net of Allowances
    of $15 and $3 at December 31, 2000 and March
    31, 2000, Respectively                                330             274
  Accounts Receivable from VideoPropulsion, Inc. .        125              73
  Inventories. . . . . . . . . . . . . . . . . . .        629             673
  Prepaid Expenses         . . . . . . . . . . . .         86              88
  Employee Advances  . . . . . . . . . . . . . . .         66              65
  Income Taxes Receivable  . . . . . . . . . . . .          -             211
  Net Assets of Discontinued Operations  . . . . .          -              57
                                                       ------          ------
     Total Current Assets. . . . . . . . . . . . .      1,282           2,283

PROPERTY AND EQUIPMENT, at cost
     Building  . . . . . . . . . . . . . . . . . .      1,250           1,250
     Building and Leasehold Improvements . . . . .         90              90
     Machinery and Equipment . . . . . . . . . . .        885             795
                                                       ------          ------
                                                        2,225           2,135
     Less - Accumulated Depreciation                      590             423
                                                       ------          ------
     Net Property, Plant and Equipment . . . . . .      1,635           1,712

Other Assets . . . . . . . . . . . . . . . . . . .         36             138
                                                       ------          ------
     Total Assets. . . . . . . . . . . . . . . . .     $2,953          $4,133
                                                       ------          ------
                                                       ------          ------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                     (Unaudited)     (Audited)
                                                     ------------   ------------
                                                     December 31,     March 31,
                                                         2000           2000
                                                     ------------   ------------
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . . . . . . . . .     $  475          $  413
  Current Portion of Long-Term Debt  . . . . . . .        417             353
  Accrued Payroll and Payroll Taxes  . . . . . . .        155             140
  Other Accrued Liabilities  . . . . . . . . . . .        174             112
                                                       ------          ------
        Total Current Liabilities. . . . . . . . .      1,221           1,018

LONG-TERM DEBT
  Mortgage Payable   . . . . . . . . . . . . . . .      1,025           1,061
  Capital Leases Payable  . . . . .. . . . . . . .        109             159
                                                       ------          ------
        Total Liabilities                               2,355           2,238

 STOCKHOLDERS' INVESTMENT:
  Common Stock, $.02 Par Value, 10,000,000 Shares
        Authorized, 9,327,224 Issued and Outstanding
        at December 31, 2000 and 8,724,624 Issued
        and Outstanding at March 31, 2000  . . . .        187             174
  Additional Paid-in Capital . . . . . . . . . . .      6,966           4,537
  Retained Deficit   . . . . . . . . . . . . . . .     (4,337)         (1,618)
  Unearned Compensation    . . . . . . . . . . . .     (2,194)         (1,100)
  Advance to ESOP  . . . . . . . . . . . . . . . .        (24)            (98)
                                                       ------          ------
     Total Stockholders' Investment. . . . . . . .        598           1,895
                                                       ------          ------
     Total Liabilities and Stockholders' Investment    $2,953          $4,133
                                                       ------          ------
                                                       ------          ------
See accompanying notes.

                         GENROCO, INC. and Subsidiaries
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT (Unaudited)
                  For the Nine Months Ended December 31, 2000
                  (In Thousands of Dollars, Except Share Data)

                                Capital
                               Stock and
                               Additional
                                Paid-in   Retained   Unearned    Advance
                      Shares    Capital   Deficit  Compensation  To ESOP  Total
                      ------    -------   -------  ------------  -------  -----
Balances,
  March 31, 2000     8,724,624   $4,711   $(1,618)   $(1,100)     $(98)  $1,895
   Net Loss                                (2,662)                       (2,662)
   Sale of Stock
    To Investors       143,000      572                                     572
   Unearned
    Compensation       434,000    1,760               (1,760)                 -
   Amortization of
    Unearned
    Compensation                                         666                666
   Stock Grants         25,600      110                                     110
   Advance to ESOP                                                  74       74
   Spin-off of
    Subsidiary                                (57)                          (57)
                     ---------   ------   -------    -------      ----  -------
 Balance,
  December 31, 2000  9,327,224   $7,153   $(4,337)   $(2,194)     $(24)    $598
                     ---------   ------   -------    -------      ----  -------
                     ---------   ------   -------    -------      ----  -------

See accompanying notes.

                         GENROCO, INC. and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In Thousands of Dollars Except Per Share Data)

                                Three Months Ended         Nine Months Ended
                                   December 31,               December 31,
                               ---------------------     ---------------------
                                 2000         1999         2000         1999
                               --------     --------     --------     --------
NET SALES  . . . . . . . .   $      380   $      285   $    1,314   $    2,181
COST OF GOODS SOLD . . . .          300          209          896          973
                             ----------   ----------   ----------   ----------
   Gross Profit  . . . . .           80           76          418        1,208

OPERATING EXPENSES:
   Engineering                      432          309        1,290          712
   Selling and administrative       664          423        1,569        1,252
                             ----------   ----------   ----------   ----------
                                  1,096          732        2,859        1,964
                             ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS             (1,016)        (656)      (2,441)        (756)

   Interest expense. . . .           37           38          111           55
   Interest income . . . .           11            -           20            6
   Other non-operating
     expenses. . . . . . .            8           10           24            7
                             ----------   ----------   ----------   ----------
   LOSS BEFORE TAXES   . .       (1,050)        (704)      (2,556)        (812)
   Benefit (Provision) -
     Income taxes                     -          211           (6)         229
                             ----------   ----------   ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                     (1,050)        (493)      (2,562)        (583)
    Gain (Loss) from
      Discontinued Operations         -         (110)        (100)         (48)
                             ----------   ----------   ----------   ----------
NET LOSS . . . . . . . . .   $   (1,050)  $     (603)  $   (2,662)  $     (631)
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------
BASIC LOSS PER SHARE . . .   $     (.11)  $     (.14)  $     (.33)  $     (.16)
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------
DILUTED LOSS
  PER SHARE  . . . . . . .   $     (.11)  $     (.14)  $     (.33)  $     (.16)
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------
Average number of
  shares outstanding . . .    9,327,224    4,179,717    8,173,484    4,030,313
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------
Average number of
  shares - Assuming full
  dilution . . . . . . . .    9,919,901    4,312,530    8,766,161    4,163,126
                             ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------

See accompanying notes.

                         GENROCO, INC. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                           (Unaudited)
                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                       2000            1999
                                                     --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations  . . . . . .   $(2,562)        $  (583)
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation, amortization and deferred
        income taxes . . . . . . . . . . . . . . .       172             108
      Compensation expense due to forgiveness of
        notes receivable related to sale of stock
        to employees . . . . . . . . . . . . . . .       776             253
  Loss from discontinued operations  . . . . . . .      (100)            (48)

Change in assets and liabilities:
  Assets, other than cash. . . . . . . . . . . . .       244             340
  Current liabilities, other than notes payable. .       204              13
                                                     -------         -------
    Net cash (used in) provided by
      operating activities . . . . . . . . . . . .    (1,266)             83

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment,
    net of retirements . . . . . . . . . . . . . .       (90)         (1,466)
                                                     -------         -------
     Net cash used in investing activities   . . .       (90)         (1,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease financing and bank debt  . .       680           1,592
  Principal payments of lease financing
    and bank debt  . . . . . . . . . . . . . . . .      (766)           (612)
  Sale of common stock . . . . . . . . . . . . . .       572           2,125
  Purchase of common stock   . . . . . . . . . . .         -             (61)
  Advance to (from) ESOP . . . . . . . . . . . . .        74             (27)
                                                     -------         -------

     Net cash provided by financing activities . .       560           3,017
                                                     -------         -------
  Net decrease in cash and cash equivalents  . . .      (796)          1,634
  Cash and cash equivalents at beginning of period       842             524
                                                     -------         -------
  Cash and cash equivalents at end of period . . .   $    46         $ 2,158
                                                     -------         -------
                                                     -------         -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                            (Unaudited)
                                                            December 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .       $ 111        $ 54
                                                         -----        ----
                                                         -----        ----

     Income taxes. . . . . . . . . . . . . . . . .       $   -        $ 40
                                                         -----        ----
                                                         -----        ----

See accompanying notes.

                         GENROCO, INC. and Subsidiaries
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.  BASIS OF PRESENTATION

     The consolidated condensed financial statements include the accounts of GENROCO, Inc. and its wholly owned subsidiaries, GENROCO International, Inc. (currently dormant and in the process of liquidation) and VideoPropulsion, Inc., up to July 10, 2000, the effective date of the spin-off, (collectively the "Company" or "GENROCO") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, and as such, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months and nine months ended December 31, 2000 may not be indicative of the results for the entire year. It is suggested these statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Form 10-KSB for its fiscal year ended March 31, 2000 which was filed with the Securities and Exchange Commission on June 19, 2000.

2.  GOING CONCERN

    The Company believes that the combination of current existing cash, available borrowing capacity (see further discussion of the Company's borrowing ability in Note 6) and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company has engaged an investment advisor to assist in the process of raising an additional $1,500,000 in equity capital during the fourth quarter of fiscal 2001. To date, no additional capital has been raised. In addition to this planned financing, the Company, in order to increase investment in the development of sales channels and proprietary technology, is considering a secondary public offering, potential sale of the Company, increased funding from current owners or another private placement to raise additional funds during the first half of fiscal 2002.

    If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such capital at all or on terms commercially acceptable to the Company or shareholders.

3.  INVENTORIES

     Cost of the Company's inventory is determined using the average cost first-in, first-out (FIFO) inventory valuation method. The distribution between major classes of inventories is as follows:

                                               (Unaudited)        (Audited)
                                            December 31, 2000   March 31, 2000
                                            -----------------   --------------

         Raw Material and Work-In Process       $290,092           $480,018
         Finished Goods                          338,567            192,916
                                                --------           --------
                                                $628,659           $672,934
                                                --------           --------
                                                --------           --------

4.  DISTRIBUTION OF SUBSIDIARY

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

5.  STOCK SPLIT

     In July 2000, GENROCO declared a 2-for-1 stock split to shareholders of record as of July 3, 2000 with a distribution date of July 13, 2000. As a result, shareholders of record as of July 3, 2000, received 4,633,612 additional shares to bring the total outstanding number of shares to 9,267,224 on a post-split basis. Subsequent to the split, the Company has issued an additional 60,000 shares to bring the total outstanding number of shares to 9,327,224 as of December 31, 2000. All financial information has been restated for the split.

6.  CREDIT FACILITY

    The Company maintained a $700,000 unsecured long-term revolving credit facility (the "Facility") under which all of its outstanding borrowings have been made. During the third quarter of 2001, the bank reduced this facility to $200,000. At December 31, 2000, the Company had $80,000 outstanding under this facility, which was reflected in the current portion of long-term debt on the accompanying balance sheet. This borrowing was subsequently paid off in January 2001 utilizing funds received from a new factoring agreement entered into in January 2001 with a third party creditor. The agreement provides for the sale of eligible receivables up to a maximum of $500,000.

7.  RELATED PARTY TRANSACTIONS

     The Company has approximately $125,000 outstanding in receivables from Video Propulsion, Inc., a recently spun-off subsidiary, for administrative and management fees.

8.   SUBSEQUENT EVENT

     The Company's Board of Directors has approved an increase in the authorized shares from 10,000,000 shares to 50,000,000 shares. This increase is not necessarily indicative of the level of shares needed for the Company's capital funding pursuits. The change will become effective once the Company files the necessary information to enact the increase.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

During GENROCO's third quarter of Fiscal Year 2001 ended December 31, 2000, net sales were $380,000, up 33% from sales of $285,000 in the third quarter last year, ended December 31, 1999. For the nine months of the current year, ended December 31, 2000, net sales were $1,314,000, down 40% from $2,181,000 for the nine months ended December 31, 1999.

In December, GENROCO engineers recorded the best ever open systems TCP/IP benchmark results with the Company's new Gigabyte System Network (GSN) interface card. These results were subsequently corroborated on computers at Oak Ridge and Los Alamos National Laboratories. TCP/IP is is the communication protocol used on the Internet.

GENROCO management is convinced that its new offerings provide greater bandwidth than any competitive products available today. The Company continues to make investments in advancing its technology, and is progressing with further shipments to partner and client sites. Management remains of the opinion that competing 10 gigabit technologies (including OC192, 10 Gigabit Ethernet, and InfiniBand), will not be ready for significant distribution until 2003, and that GENROCO has the opportunity to establish a commanding lead in the high speed network market during 2001 with its mature GSN solutions.

In the  near  term,  the  Company  plans  to  provide  migration  for  users  of contemporary gigabit per second TCP/IP networks, such as HIPPI, ATM, or Ethernet, to newer, higher performnace, gigabyte per second technologies, such as GSN. GENROCO's expertise in producing hardware and software to support new protocols (such as Scheduled Transfer, WARP, and RDMA) that will be required for higher bandwidth networks is expected to be a significant, competive advantage for the Company. Management believes it can leverage the foundation attained by current installations with forthcoming products incorporating emerging, mainstream 10 gigabit topologies.

The Company has been engaged in a series of worldwide demonstrations of 10 gigabit networking technology, the most recent of which was at SC2000 in Dallas the first week of November. Management believes that the rate of GSN deployment will be a function of the availability of optical connectors, which are currently in short supply, but are expected to become more readily available as the year goes on.

Gross profit in the third quarter ended December 31, 2000 increased 5% to $80,000 from $76,000 in the same period a year earlier. Gross profit for the nine months ended December 31, 2000 totaled $418,000, down 65% from $1,208,000 in the nine months ended December 31, 1999. Decreased sales of the Company's traditional products yielded the reduced gross profit.

Operating expenses in the third quarter ended December 31, 2000 increased 50% to $1,096,000 from $732,000 in the same period a year earlier. Operating expenses for the nine months ended December 31, 2000 totaled $2,859,000, up 46% from $1,964,000 for the nine months ended December 31, 1999. The primary reasons for the increases are due to product development, sales, and marketing expenses in both periods.

Loss from operations for the Company was $1,016,000 for the third quarter ended December 31, 2000, compared to a loss of $656,000 for the third quarter ended December 31, 1999. For the nine months ended December 31, 2000, losses from operations totaled $2,441,000 compared to a loss of $756,000 from operations in the nine months ended December 31, 1999. Decreased sales of the Company's traditional products yielded the reduced income from operations. This factor accounted for the decrease in both gross profit margins and operating income in both the third quarter and nine months ended December 31, 2000.

Interest expense in the third quarter ended December 31, 2000 was $37,000, 3% less than the $38,000 for the three month period ended December 31, 1999. For the nine months ended December 31, 2000, interest expense has increased 102% to $111,000 from $55,000 a year earlier. The increase in interest expense is due to the Company maintaining higher debt balances in 2000 and higher interest rates.

The Company's  net  loss for  the  third quarter  ended  December 31,  2000  was
$1,050,000, or $0.11 per share, compared to a loss of $603,000, or $0.14 per share, for the third quarter ended December 31, 1999. Losses for the nine months ended December 31, 2000 were $2,662,000 or $0.33 per share, compared to a loss of $631,000 or $0.16 per share for the nine months ended December 31, 1999. Results were impacted as described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at December 31, 2000 was $61,000, down 95% from $1,265,000 at March 31, 2000. The decrease was largely due to the impact of ongoing operating losses and the reclassification of the bank debt to current status as a result of the bank loan having a termination date of July 31, 2001 and thus repayable within one year.

Cash flow used in operations for the nine months ended December 31, 2000 was $1,209,000 compared to cash provided by operations of $83,000 for the nine months ended December 31, 1999. Cash flow declined and was negative in the first nine months of fiscal 2001, due to operational losses incurred because of lower sales and the Company product development costs.

Outstanding debt at December 31, 2000 includes $1,232,000 borrowed to finance the purchase of the Company's facility in Slinger, Wisconsin.

The Company previously maintained a $700,000 unsecured long-term revolving credit facility (the "Facility") under which all its outstanding borrowings have been made. During the third quarter of 2001, the bank reduced this facility to $200,000. At December 31, 2000, the Company had $80,000 outstanding under this facility which was subsequently paid off in January 2001.

The Company believes that the combination of current existing cash, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is not adequate to finance the Company's operations for the current activities and foreseeable future. As a result, the Company has engaged an investment advisor to assist in the process of raising an additional $1,500,000 in equity capital during the fourth quarter of fiscal 2001. In addition to this planned round of financing, the Company, in order to increase investment in the development of sales channels and proprietary technology, is considering a secondary public offering, potential sale of the Company, increased funding from current owners or another private placement to raise additional funds during the first half of fiscal 2002.

If the Company is not successful in raising additional capital, the Company will not be able to continue its current operations and there is substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in raising such additional capital at all or on terms commercially acceptable to the Company or its shareholders.

In addition, the sale of equitable securities could result in the dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's common stock.

CAUTIONARY STATEMENT
--------------------

     With the exception of historical facts, the statements contained in Item 2 of this Form 10-QSB may be forward looking statements. Statements in the future tense and statements including the words "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," and other similar expressions are intended to identify forward looking statements. The forward looking statements in this 10-QSB involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause our actual results and performance to differ. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to materially differ include, without limitation: 1) cyclical downturns affecting the markets for capital goods; 2) substantial increases in interest rates that impact the cost of the Company's outstanding debt; 3) the success of management in increasing sales and maintaining or improving the operating margins of its businesses; 4) the availability of or material increases in the costs of select raw materials or parts; and 5) actions taken by competitors. Investors are directed to the Company's documents, such as its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

Item 1 - Litigation
        ----------

The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company. Currently there are no filed litigation claims pending.

Item 2 - Change in Securities
         --------------------

During the nine months ended December 31, 2000, the Company raised $500,000 by selling 125,000 shares (adjusted for splits) of restricted common stock at $4.00 per share (with attached warrants to purchase 62,500 shares at a $6.00 exercise price) to one investor in a private placement. The Company also issued 18,000 shares of restricted common stock at $4.00 per share to an investor relations firm in exchange for services. The Company believes that both offers were exempt from registration due to Regulation D and Section 4(2) of the Securities Act of 1933.

During the nine months ended December 31, 2000, the company sold 459,600 shares of common stock to employees at an average price of $4.07 per share in pursuant to the terms of stock purchase agreements. The Company believes the offers were exempt from registration due to Rule 701 and Section 4(2) of the Securities Act of 1933.

Item 4 - Meetings of Board of Directors
         ------------------------------

The Board of  Directors met on  December 8, 2000  and passed  the resolution  to
authorize  the  increase  in  outstanding  shares  from  10,000,000  shares   to
50,000,000.  Actual voting results will be presented in the next filing.

Item 5 - Other
         -----

On December 26, 2000, Keith Brue, the Company's Chief Operating Officer, Secretary and Chief Financial Officer, died. Mr. Brue played a key part in the activities of the Company and the Company has since replaced the position of acting Chief Financial Officer with Mr. Brad Powers. The Company is in the process of transitioning projects that Mr. Brue previously began.

Item 6 - Exhibits
         --------

       -  6.1  Revolving Business Note
       -  6.2  Factoring and Security Agreement

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

                               GENROCO, INC.
                               (Registrant)


                         /s/ Carl A. Pick
                         ---------------------------------------
                         Carl A. Pick
                         Chairman, CEO and Director

                         /s/ Brad Powers
                         ---------------------------------------
                         Brad Powers
                         Accounting Manager and Controller
                         (Principal Accounting and Financial Officer)

DATE:  February 20, 2001